Form 10QSB
period 2007-06-30
Power Smoothie Cafe Franchising Inc.
filed 2008-03-21
CIK 1404750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-52723

POWER SMOOTHIE CAFÉ FRANCHISING INC.

(Name of Small Business Issuer)

Florida	45-0501547
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5645 Coral Ridge Drive #191 Coral Springs, Florida	33076
(Address of principal executive offices)	(Zip Code)

888-818-7693

(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

There were 9,666,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at June 30, 2007.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

INDEX

JUNE 30, 2007

Page

Part I.	Financial Information
Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

BALANCE SHEET

AS OF JUNE 30, 2007

(Unaudited)

2007
ASSETS
Current Assets
Cash	$4,477
Accounts Receivable, Net	9,674
Notes Receivable	170,000
Deferred Income Tax	43,500
Total Current Assets	227,651

Property and Equipment, Net	3,700

Other Assets
Notes Receivable	204,999
Security Deposit	1,599
Trademarks	5,000
Total Other Assets	211,598

TOTAL ASSETS	$442,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	$232,914
Notes Payable – Related Party	84,998
Total Liabilities	317,912

STOCKHOLDERS’ EQUITY
Common Stock – 100,000,000 Shares Authorized; $.001 Par Value; 9,666,000 Shares Issued and Outstanding	9,666
Additional Paid-in Capital	426,334
Accumulated Deficit	(310,963)
Total Stockholders’ Equity	125,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$442,949

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007

Gross Sales	$39,556	$324,996

Operating Expenses	117,608	320,682

Operating Income (Loss)	(78,052)	4,314

Corporate Income Tax Expense (Benefit)	(9,500)	18,000

Net (Loss)	$(68,552)	$(13,686)

Weighted Average Number Of Shares Outstanding	9,666,000	9,666,000
Net (Loss) Per Share	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF JUNE 30, 2007

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning Balance, January 1, 2007	9,666,000	$9,666	$426,334	$(297,277)	$138,723

Net (Loss) for the Six Months Ended June 30, 2007				$(13,686)	$(13,686)

Ending Balance, June 30, 2007	9,666,000	$9,666	$426,334	$(310,963)	$125,037

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

2007
Cash Flows from Operating Activities:
Net (Loss) for the Period	$(13,686)

Adjustments to Reconcile Net Loss to Net CashUsed in Operating Activities:
Depreciation	1,080
Changes in Assets and Liabilities
Decrease in Accounts Receivable	12,901
Decrease in Deferred Income Tax	18,000
Increase in Accrued Expenses	13,737
Net Cash Used in Operating Activities	32,032

Cash Flows from Financing Activities:
Increase in Notes Receivable	(119,999)
Loan Repayments – Related Party	—
Loans from Related Party	41,500
Net Cash Used in Financing Activities	(78,499)

Net Decrease in Cash and Cash Equivalents	(46,467)

Cash and Cash Equivalents – Beginning	50,944

Cash and Cash Equivalents – Ending	$4,477

Supplemental Cash Flow Information:
Cash Paid for Interest	$—
Cash Paid for Income Taxes	$—

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Power Smoothie Café Franchising Inc., a Florida Corporation (the “Company”), is presented to assist in understanding the company’s financial statements. The financial statements and notes are representations of the company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

Nature of Operations

The Company was incorporated on October 21, 2002 and is based in Coral Springs, Florida. The Company provides worldwide franchise opportunities in relation to the establishment and operation of a quick service restaurant franchised business that serves a diversified menu including smoothies, wraps, salads, and sandwiches. The Company provides technical assistance in the establishment, business management and products within the framework of a franchise agreement. The Company’s year-end is December 31st.

Nature of Significant Initial Services

When a franchise is purchased, the Company agrees to provide certain services to the new franchisee. Among the services provided by the Company are assistance with site selection and store design, assistance with initial inventory purchases, and training. If requested by the franchisee in writing, the Company will provide the new franchisee recommendations on the quantity, type, and sources for the equipment needed to operate the store.

When a master franchise is purchased, the Company agrees to provide certain services to the new master franchisee. The most significant service provided by the Company is an initial training program. Copies of operations manuals, store design plans, and advertising materials are also provided, as well as information relating to approved suppliers of equipment and services.

Basis of Accounting

The financial statements have been prepared on the accrual basis of accounting. Revenues are recognized as income when earned and expenses are recognized when they are incurred. Significant categories of costs include new store development expenses, wages, consulting expenses, legal and professional fees, and rent and are recorded as expense when the expense is incurred. For purposes of new store development fees, the expense is determined to have occurred at the time the store is sold to a new franchisee.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

Property and Equipment

The Company’s capital assets have been capitalized and are being depreciated over their estimated useful lives using straight line methods of depreciation for book purposes and accelerated methods of depreciation for income tax purposes.

Revenue Recognition

Royalty fees and advertising fund fees are a percentage of franchisees weekly gross receipts, as defined in the franchise agreement. These fees are recognized as income when earned. Revenue from sales of Master Franchise Agreements and Supply and Distribution Agreements is recognized when earned, which generally is when all material services required under the contract have been substantially performed or satisfied by the Company. Revenue from ongoing fees and royalties under Master Franchise Agreements and Supply and Distribution Agreements is recognized when earned, generally on a monthly basis based on actual reporting by the Master Franchisees and Suppliers, or based on our estimate of what should have been earned by us during that period under the terms of the Agreements.

Initial franchise fee revenue from franchise sales is recognized when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. The Company may recognize income before a new store opens if substantial performance exists at the end of the accounting period. After both parties sign the contract, the fee is non-refundable.

The Company also develops certain franchise stores and then sells the store, including all equipment, furnishings, and inventory to new franchisees. Income and expenses related to franchise store development activities are recognized upon the sale of the store to a new franchisee. Income is recognized on a gross basis and expenditures relating to the store development are capitalized when incurred and then are expensed as store development expenses and included in operating expenses at the time the store is sold to a franchisee.

See Note G.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Expenses

The Company expenses advertising costs as incurred. Amounts received for the advertising fund from franchisees are required to be used for advertising by the Company. Amounts on hand from franchisees that not had yet been used for advertising as of June 30, 2007 was $-0-.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B: NOTES RECEIVABLE

Notes Receivable at June 30, 2007 were as follows:

Master Franchise Agreement-PS Initiatives LLC	$150,000
Supply and Distribution Agreement-Smith & Rubner Inc.	94,999
Sale of Developed Store-A. Bhegani	130,000
374,999
Less: current portion	(170,000)
Long-term	$204,999

The note receivable – master franchise agreement, dated December 29, 2006, was for a face amount of $200,000 with a $45,000 down payment and required a payment of $5,000 by January 31, 2007 with future payments that are a percentage of the fees to which the master franchisee earns, beginning with the fourth franchised restaurant, until the principal amount has been paid in full. The note is non-interest bearing and is unsecured. All amounts due under this note are expected to be received by September 30, 2008.

The note receivable – supply and distribution agreement, dated September 8, 2006, is non-interest bearing and unsecured. The original note was for a face amount of $200,000 with a down payment of $100,000 and requires monthly payments of $1,667.67 for 60 months. The note was paid in full during the third quarter 2007.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note B: NOTES RECEIVABLE (continued)

The note receivable – sale of developed store, dated March 12, 2007, had an original face amount of $205,000 and required a $75,000 down payment, an additional $75,000 when permits are issued, and remaining payments upon final inspection of construction and at closing. The note is non-interest bearing and is unsecured. All amounts due under this note are expected to be received by September 30, 2008.

Management evaluates collectability on a regular basis and sets up reserves for uncollectible amounts when it has determined that some or all of a receivable may be uncollectible. At June 30, 2007 management believes that 100% of the notes receivable principal amounts are collectible.

Note C: PROPERTY AND EQUIPMENT

The Company owns equipment recorded at its cost of $10,054. Depreciation expense for the six months ended June 30, 2007 was $1,080.

Note D: ACCRUED EXPENSES

Accrued expenses at June 30, 2007 include amounts owed for payroll to an officer and director of the Company totalling $224,050.

Note E: COMMON STOCK

The Company has 100,000,000 shares of $.001 par value common stock authorized and 9,666,000 shares issued and outstanding as of June 30, 2007.

Note F: RELATED PARTY TRANSACTIONS

The Company has received loans from Dorothy Cullen, the mother of the Company’s CEO William Cullen, for working capital. The amounts received are unsecured, due on demand, and non-interest bearing. The total due under this note payable to a related party at June 30, 2007 was $84,998. During the six months ended June 30, 2007, loans to the Company from Ms. Cullen totalled $41,500 and repayments made by the Company to Ms. Cullen totalled $-0-.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note G: REVENUES AND COST OF SALES

Revenues during the six months ended June 30, 2007 consisted of the following:

Gross sales of equipment, inventory, and supplies to franchisees	$226,727
Royalties	31,734
Other	66,535
Total revenues	$324,996

As part of its franchise sales process, the Company regularly will sign a lease, build out a store, supply it with inventory, and then sell this store to a franchisee. Revenues from the start-up period and the sale of the store to a franchisee are included above. The costs related to the start-up of the store are included in “operating expenses” and totalled $83,000 for the six months ended June 30, 2007. Costs related to the start-up of a store prior to it being sold, including store build-out, equipment and improvements, and inventory are capitalized when incurred and then expensed when the store is sold to a franchisee.

Note H: INCOME TAXES

For the period ended June 30, 2007, the Company has incurred cumulative net losses and, therefore, has no tax liability. The cumulative net operating loss carry-forward is approximately $128,000 at June 30, 2007, and will expire in various amounts through the year 2027. The cumulative net operating loss carry-forward for income tax purposes differs from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$43,500

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note I: FRANCHISES IN OPERATION

The franchise activity for the six months ended June 30, 2007:

2007
Operating at beginning of year	7
Franchises opened	0
Franchises closed	0
Operating at June 30	7

The above does not include 5 stores that have been sold but have not yet opened and begun operations.

Note J: RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note K: OPERATING LEASE

The company is a party to a 60 month lease for office space at June 30, 2007 that expires November 30, 2011 and which requires monthly rental payments totalling $5,739.90 per month during the first twelve months with an annual percentage increase. Rent to be paid under this lease in the future is summarized as follows:

June 30, 2008	$69,516
June 30, 2009	71,448
June 30, 2010	73,452
June 30, 2011	75,536
June 30, 2012	30,000
Total	$319.952

The Company has signed a sub-lease with a tenant under a “Supply and Distribution Agreement” which requires the tenant to pay the Company $4,500 per month in advance on the first day of every month for use of the warehouse space in the facility the Company occupies. The rental rate increase by 4% each year. The term of the rental is 10 years and the Agreement contains a renewal clause. Amounts received under this sub-lease are recorded as a reduction in the Company’s lease expense. For the six months ended June 30, 2007 total rent expense was $35,773 and rent received under the sub-lease was $25,731.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note L: INTELLECTUAL PROPERTY RIGHTS

The Company has acquired the domain name www.powersmoothie.com as well as various trademarks for the name Power Smoothie. The Company has also applied for a trademark with the U.S. Patent and Trademark Office for the logo for Power Smoothie Cafe. The trademark application was approved on September 11, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “could,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “forecast” and similar expressions (or the negative of such expressions.) Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, legal counsel, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion the “Risk Factors” section of the Company’s Form 10-SB/A.

POWER SMOOTHIE OVERVIEW

Power Smoothie Café Franchising, Inc. (the “Company” or “we”) was incorporated in Florida on October 21, 2002 as Power Smoothie Café Franchising, Inc.

We sell high quality gourmet fitness smoothies, tropical smoothies, low calorie smoothies, coffee smoothies and coffees, protein shakes, breakfast items including omelettes and breakfast sandwiches, power oatmeal, fresh salads and gourmet fresh pita sandwiches, lettuce wraps, toasted wraps and water, soda, energy drinks and supplements from franchised retail stores.

We currently have 12 franchised locations (7 in operations) all within Florida and are expecting to open 4 locations in Texas in 2008. We also expect to open our first company-owned store in 2008. We do not operate any company-owned stores at this time.

Our immediate goal is to capitalize on the success of our existing stores with a new national franchisee program that will help us expand the Power Smoothie name into new domestic markets. Each of our store locations will continue to focus on our core business concepts: consistently providing freshly prepared local foods in a quick service and casual atmosphere. We have entered into an agreement with an outsourced distributor for the delivery of all products to all of our franchisees. We derive income from sales of master franchise agreements, fees based on gross sales in franchised stores, and mark-up of product delivered to our franchised retail stores.

The results of operations section below reflects the operating results of the Company for the period ended June 30, 2007. Information regarding the Company and its historical earnings was furnished in the Company’s Form 10-SB/A filed September 10, 2007, which is not incorporated by reference.

EXECUTIVE OVERVIEW

During the three month period ended June 30, 2007, the Company focused on servicing the franchisees and exploring new opportunities for growth. Company management began to explore opportunities in acquiring competitors, increasing franchise sales, and restructuring its sales processes.

During this period ended June 30, 2007, the Company began to integrate new components of its supply and distribution procedures in order to plan for future growth. Though revenues declined during this period, management believes that its attention to the Company’s future will prove beneficial in the long run.

The Company believes that a key to increasing long-term stockholder value is to invest in the people and systems that will drive performance and productivity. During the period ended June 30, 2007, management explored potential systems and candidates to lead the Company to future growth. Management will continue to explore such options in the near term with an emphasis to formulate a Company strategy by end of mid-2008.

RESULTS OF OPERATIONS — 12 WEEK PERIOD ENDED June 30, 2007

For the three months ended June 30, 2007, the Company experienced a net loss of $78,052 and the net loss for the six months ended June 30, 2007 in the amount of $13,686. The Company’s total assets at June 30, 2007 were $442,949.

REVENUES

The Company’s total operating revenues were $39,556 for the three month period ended June 30, 2007 and total revenues were $324,996 for the six month period ended June 30, 2007. The Company recognizes revenues in three primary areas: Sales of supplies to franchisees, Sales of master franchise agreements, and Royalty fees. For the six month period ended June 30, 2007, the Company recognized revenues in those areas of $226,727, $0, and $31,734, respectively.

The number of franchise locations as of June 30, 2007 was 12 (7 in operations).

EXPENSES

For the three month period ended June 30, 2007, the Company had operating expenses of $117,608, and operating expenses for the six month period ended June 30, 2007 were $320,682. As part of its franchise sales process, the Company regularly will sign a lease, build out a store, supply it with inventory, and then sell this store to a franchisee. The costs related to the start-up of the store are included in “operating expenses” and totalled $83,000 for the six months ended June 30, 2007. Costs related to the start-up of a store prior to it being sold, including store build-out, equipment and improvements, and inventory are capitalized when incurred and then expensed when the store is sold to a franchisee.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position as of June 30, 2007 was $4,477, compared to $3,029 on March 31, 2007. For the three month period ended June 30, 2007, the Company’s operations had a loss of $68,552.

As of June 30, 2007, the Company’s working capital had a deficit of $90,261, compared to a deficit of $22,369 at March 31, 2007. The Company’s working capital deficit is unfavourable and is an area of focus for Company management.

The Company anticipates that the revenues generated for the three months ended June 30, 2007 may not be sufficient to adequately cover operating costs going forward. Therefore, the Company seeks to raise funds by issuing debt or equity in order to provide additional capital to the Company. There is no assurance, however, that this can be done on terms satisfactory to the Company.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s president currently acts both as its chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as applicable, to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that is information is accumulated and communicate to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decision regarding required disclosure.

Management has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 as of the end of the period covered by this quarterly report. Because the Company was unable to submit this quarterly report in a timely manner, our chief executive officer and our chief financial officer, as applicable, have concluded that based on such evaluation, the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

Management’s Remediation Plans

As of the end of the period covered by this quarterly report, the Company will take steps towards improving the internal control over financial reporting. This includes hiring additional accounting personnel and other experts, as well as implementing controls over the documentation and review of all matters related to filings.

Inherent Limitations over Controls

Our management recognizes that any controls and procedures can only provide reasonable assurance that the objectives of the control system are achieved. Management also recognizes that the control system design must weigh resource constraints with the benefits of controls, relative to cost. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving the objectives, however, due to inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company, have been detected.

Critical Accounting Policies

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

In the notes to the financial statements for the quarter ended June 30, 2007 included in the Company’s Form 10-QSB, the Company discussed accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors

The risk factors included in the Company’s Form 10-SB/A filed on September 10, 2007 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

By:	/s/ William Cullen
William Cullen
Chief Executive Officer, President, and Chief Financial Officer