Form 10QSB
period 2007-09-30
Power Smoothie Cafe Franchising Inc.
filed 2008-03-21
CIK 1404750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2007

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

There were 10,116,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at September 30, 2007.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

INDEX

SEPTEMBER 30, 2007

Page

Part I.	Financial Information
Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	16

Part II.	Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(Unaudited)

2007
ASSETS
Current Assets
Cash	$105,077
Accounts Receivable, Net	51,080
Notes Receivable	299,313
Deferred Income Tax	40,000
Total Current Assets	495,470

Property and Equipment, Net	3,640

Other Assets
Notes Receivable	70,687
Security Deposit	2,110
Trademarks	5,000
Total Other Assets	77,797

TOTAL ASSETS	$576,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	$280,191
Deferred Revenue	30,000
Notes Payable – Related Party	101,679
Total Liabilities	411,870

STOCKHOLDERS’ EQUITY
Common Stock – 100,000,000 Shares Authorized; $.001
Par Value; 10,116,000 Shares Issued and Outstanding	10,116
Additional Paid-in Capital	510,884
Accumulated Deficit	(356,963)
Total Stockholders’ Equity	165,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,907

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Gross Sales	$238,258	$563,254

Operating Expenses	307,258	627,940

Operating Loss	(69,000)	(64,686)

Corporate Income Tax (Benefit)	(6,400)	(6,000)

Net Loss	$(62,600)	$(58,686)

Weighted Average Number Of Shares Outstanding	9,758,935	9,698,053
Net Loss Per Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2007

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning Balance, January 1, 2007	9,666,000	$9,666	$426,334	$(297,277)	$138,723

Common Shares Issued @ $.189 Per Share	450,000	450	84,550	-	85,000

Net (Loss) for the Nine Months Ended September 30, 2007				$(58,686)	$(58,686)

Ending Balance, September 30, 2007	10,116,000	$10,116	$510,884	$(356,963)	$165,037

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

2007
Cash Flows from Operating Activities:
Net (Loss) for the Period	$(58,686)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation	1,140
Changes in Assets and Liabilities
(Increase) in Accounts Receivable	(28,505)
(Increase) in Notes Receivable	(115,000)
(Increase) in Security Deposit	(511)
(Increase) in Deferred Income Tax	(6,000)
Increase in Accrued Expenses	61,014
Increase in Deferred Revenue	30,000
Net Cash Used in Operating Activities	(89,048)

Cash Flows from Financing Activities:
Sale of Common Shares	85,000
Loan Repayments – Related Party	(8,000)
Loans from Related Party	66,181
Net Cash Provided by Financing Activities	143,181

Net Increase in Cash and Cash Equivalents	54,133

Cash and Cash Equivalents – Beginning	50,944

Cash and Cash Equivalents – Ending	$105,077

Supplemental Cash Flow Information:
Cash Paid for Interest	$—
Cash Paid for Income Taxes	$—

The accompanying notes are an integral part of the financial statements.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

SEPTEMBER 30, 2007

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

SEPTEMBER 30, 2007

(Unaudited)

Note A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Expenses

The Company expenses advertising costs as incurred. Amounts received for the advertising fund from franchisees are required to be used for advertising by the Company. Amounts on hand from franchisees that not had yet been used for advertising as of September 30, 2007 was $-0-.

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

Note B: NOTES RECEIVABLE

Notes Receivable at September 30, 2007 were as follows:

Master Franchise Agreement-PS Initiatives LLC	$150,000
Sale of Developed Store-A. Bhegani.	130,000
Sale of Area Rep Agreement-A. Bhegani	40,000
Sale of Area Rep Agreement-J. Cullen	50,000
370,000
Less: current portion	(299,313)
Long-term	$70,687

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

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

Note B: NOTES RECEIVABLE (continued)

The notes receivable – sales of area rep agreements, require monthly payments, have various amounts due each month and are unsecured.

Management evaluates collectability on a regular basis and sets up reserves for uncollectible amounts when it has determined that some or all of a receivable may be uncollectible. At September 30, 2007 management believes that 100% of the notes receivable principal amounts are collectible.

Note C: PROPERTY AND EQUIPMENT

The Company owns equipment recorded at its cost of $10,054. Depreciation expense for the nine months ended September 30, 2007 was $1,140.

Note D: ACCRUED EXPENSES

Accrued expenses at September 30, 2007 include amounts owed for payroll to an officer and director of the Company totalling $274,050.

Note E: COMMON STOCK

The Company has 100,000,000 shares of $.001 par value common stock authorized and 10,116,000 shares issued and outstanding as of September 30, 2007. During the three months ended September 30, 2007, the Company sold 450,000 shares for total consideration of $85,000.

Note F: RELATED PARTY TRANSACTIONS

The Company has received loans from Dorothy Cullen, the mother of the Company’s Chief Executive Officer for working capital. The amounts received are unsecured, due on demand, and non-interest bearing. The total due under this note payable to a related party at September 30, 2007 was $101,679. During the nine months ended September 30, 2007, loans to the Company from Ms. Cullen totalled $66,181 and repayments made by the Company to Ms. Cullen totalled $8,000.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

Note G: REVENUES AND COST OF SALES

Revenues during the three months and nine months ended September 30, 2007 consisted of the following:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Gross sales of equipment, inventory, and supplies to franchisees	$7,452	$234,179
Master Franchising	215,000	215,000
Royalties	12,547	44,281
Other	3,259	69,794

Total Revenues	$238,258	$563,254

As part of its franchise sales process, the Company regularly will sign a lease, build out a store, supply it with inventory, and then sell this store to a franchisee. Revenues from the start-up period and the sale of the store to a franchisee are included above. The costs related to the start-up of the store are included in “operating expenses” and totalled $95,000 and $170,000 for the three months and nine months ended September 30, 2007. Costs related to the start-up of a store prior to it being sold, including store build-out, equipment and improvements, and inventory are capitalized when incurred and then expensed when the store is sold to a franchisee.

Note H: INCOME TAXES

For the periods ended September 30, 2007, the Company has incurred cumulative net losses and, therefore, has no tax liability. The cumulative net operating loss carry-forward is approximately $118,000 at September 30, 2007, and will expire in various amounts through the year 2027. The cumulative net operating loss carry-forward for income tax purposes differs from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$40,000

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

Note I: FRANCHISES IN OPERATION

The franchise activity for the nine months ended September 30, 2007:

2007
Operating at beginning of year	7
Franchises opened	0
Franchises closed	0
Operating at September 30	7

The above does not include 5 stores that have been sold but have not yet opened and begun operations.

Note J: RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note K: OPERATING LEASE

The company is a party to a 60 month lease for office space at September 30, 2007 that expires November 30, 2011 and which requires monthly rental payments totalling $5,739.90 per month during the first twelve months with an annual percentage increase. Rent to be paid under this lease in the future is summarized as follows:

September 30, 2008	$69,516
September 30, 2009	71,448
September 30, 2010	73,452
September 30, 2011	75,536
September 30, 2012	51,312
Total	$358,482

The Company has signed a sub-lease with a tenant under a “Supply and Distribution Agreement” which requires the tenant to pay the Company $4,500 per month in advance on the first day of every month for use of the warehouse space in the facility the Company occupies. The rental rate increase by 4% each year. The term of the rental is 10 years and the Agreement contains a renewal clause. Amounts received under this sub-lease are recorded as a reduction in the Company’s lease expense. For the nine months ended September 30, 2007 total rent expense was $54,773 and rent received under the sub-lease was $31,731.

Note L: INTELLECTUAL PROPERTY RIGHTS

The Company has acquired the domain name www.powersmoothie.com as well as various trademarks for the name Power Smoothie. The Company has also acquired a trademark for the logo for Power Smoothie Cafe.

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

The results of operations section below reflects the operating results of the Company for the period ended September 30, 2007. Information regarding the Company and its historical earnings was furnished in the Company’s Form 10-SB/A filed September 10, 2007, which is not incorporated by reference.

EXECUTIVE OVERVIEW

During the three month period ended September 30, 2007, the Company continued to focus on servicing the franchisees and increasing the number of potential franchised store locations and building the foundation for future growth. The Company made investments in product development, marketing, and training in order to attract new customers and increase the number of store locations. Income from operations appears herein.

During the period ended September 30, 2007, the Company engaged in the formation and articulation of its strategy. In particular, the Company has outlined a path of growth for 2008 and beyond that includes an aggressive roll out of franchised stores and the opening of a Company-owned location. The Company-owned location will provide the Company with a deeper understanding of the retail business, will provide better knowledge regarding acceptable and expected margins, and will provide another avenue for new- product market testing.

Also, during this period, the Company’s management increased focus on selling master franchising agreements. Management believes that the sale of the master franchising agreements, rather than the sale of individual franchises, will provide accelerated growth to the Company and will be a better use of Company resources.

We believe a key to increasing long-term stockholder value is to invest in the people and systems that will drive performance and productivity. The remainder of Fiscal 2007 and Fiscal 2008 are periods for building our organizational capabilities to ensure the Company’s readiness to meet its growth demands. Our goal is to leverage this infrastructure in Fiscal 2008 and, in particular, reduce our general and administrative expenses as a percentage of total revenue.

The Company expects continued cost pressures for the remainder of Fiscal 2007 and forward as a result of droughts, unusually high temperatures and other weather patterns that may disrupt the cost of goods sold and their availability.

RESULTS OF OPERATIONS — 3 MONTH PERIOD ENDED September 30, 2007

For the three months ended September 30, 2007, the Company experienced a net loss of $62,600 and the net loss for the nine months ended September 30, 2007 in the amount of $58,686. The Company’s total assets at September 30, 2007 were $576,907.

REVENUES

The Company’s total operating revenues were $238,258 for the three month period ended September 30, 2007 and total revenues were $563,254 for the nine month period ended September 30, 2007. The Company recognizes revenues in three primary areas: Sales of supplies to franchisees, Sales of master franchise agreements, and Royalty fees. For the three month period ended September 30, 2007, the Company recognized revenues in those areas of $7,452, $215,000, and $12,547, respectively. For the nine month period ended September 30, 2007, the Company had revenues in those areas in the amount of $234,179, $215,000, and $44,281, respectively.

The number of franchise locations as of September 30, 2007 was 12 (7 in operations).

EXPENSES

For the three month period ended September 30, 2007, the Company had operating expenses of $307, 258, and operating expenses for the nine month period ended September 30, 2007 were $627,940. As part of its franchise sales process, the Company regularly will sign a lease, build out a store, supply it with inventory, and then sell this store to a franchisee. The costs related to the start-up of the store are included in “operating expenses” and totalled $95,000 for the three months ended September 30, 2007. Costs related to the start-up of a store prior to it being sold, including store build-out, equipment and improvements, and inventory are capitalized when incurred and then expensed when the store is sold to a franchisee.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position as of September 30, 2007 was $105,077, compared to $4,477 on June 30, 2007. For the three month period ended September 30, 2007, the Company’s operations had a loss of $62,600.

As of September 30, 2007, the Company’s working capital was $83,600, compared to a deficit of $90,261 at June 30, 2007. The increase in working capital was due, in part, on the sales generated during the period and their effect on the Company’s cash position and notes receivable.

The Company anticipates that the revenues generated for the three months ended September 30, 2007 will cover operating costs until longer term capital is obtained to finance the Company’s future development. There is no assurance, however, that this can be done on terms satisfactory to the Company. Additionally, the revenues tend to be inconsistent from quarter to quarter and our success is currently dependent on our ability to successfully sell new franchises and new master franchise and area rep agreements.

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

Management has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 as of the end of the period covered by this quarterly report. Because the Company was unable to submit this quarterly report in a timely manner, our chief executive officer and our chief financial officer, as applicable, have concluded that based on such evaluation, the Company’s disclosure controls and procedures were not effective as of September 30, 2007.

Management’s Remediation Plans

As of the end of the period covered by this quarterly report, the Company has taken and will take steps towards improving the internal control over financial reporting. This includes hiring additional accounting personnel and other experts, as well as implementing controls over the documentation and review of all matters related to filings.

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

In the notes to the consolidated financial statements for the quarter ended September 30, 2007 included in the Company’s Form 10-QSB, the Company discussed accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

During the period ended September 30, 2007, the Company issued an aggregated of 85,000 restricted shares of common stock to an accredited individual. The Company issued the shares in reliance upon an exemption from registration provided by the Securities Act and the Company used the proceeds to finance business operations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes *

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

POWER SMOOTHIE CAFÉ FRANCHISING, INC.

By:	/s/ William Cullen
William Cullen
Chief Executive Officer, President, and Chief Financial Officer