Form 10KSB
period 2007-12-31
Power Smoothie Cafe Franchising Inc.
filed 2008-06-24
CIK 1404750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 000-52723

                      POWER SMOOTHIE CAFE FRANCHISING INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

            Florida                                        45-0501547
            -------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


            5645 Coral Ridge Drive #191 Coral Springs, Florida 33076
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 888-818-7693

              Securities registered under section 12(b) of the act:

     Title of each class         Name of each exchange on which registered

            None                              Not applicable
            ----                              --------------

              Securities registered under section 12(g) of the act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $608,305

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $596,000

State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 10,416,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Form (check one): Yes ___ No _X_

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Risk Factors" in Part I, Item 1A. The Company does not intend to update these forward-looking statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Power Smoothie Cafe Franchising, Inc. (referred to herein as the "we," "us" or "Power Smoothie") is a Florida corporation. We are a franchisor of stores that sell high-quality gourmet fitness smoothies, (a smoothie is a thick drink which may contain fruit, fruit juices, supplements, yogurt, milk products, vitamins and minerals) tropical smoothies, low calorie smoothies, coffee smoothies and coffees, protein shakes, breakfast items including omelets and breakfast sandwiches, power oatmeal, (power oatmeal is oatmeal that contains fruit, nuts, supplements, vitamins or minerals or any combination thereof) fresh salads and gourmet fresh pita sandwiches, lettuce wraps, toasted wraps and water, soda, energy drinks and supplements to our customers from retail outlets.

         Our company was incorporated in Florida on October 21, 2002 as Power Smoothie Cafe Franchising, Inc. On May 29, 2003 we amended our Articles of Incorporation to increase the maximum number of authorized common shares to 100,000,000 having a par value of $ 0.001. We have never changed our name and we do not have any subsidiaries.

Overview
--------

         We sell franchises - either standalone or through master franchise agreements - which in turn sell high quality gourmet fitness smoothies, tropical smoothies, low calorie smoothies, coffee smoothies and coffees, protein shakes, breakfast items including omelets and breakfast sandwiches, power oatmeal, fresh salads and gourmet fresh pita sandwiches, lettuce wraps, toasted wraps and water, soda, energy drinks and supplements from franchised retail stores. We had expected to open our first company-owned store in 2007 but anticipate that the first company-owned store will open in 2008. Our immediate goal is to capitalize on the success of our existing stores with a new national franchisee program that will help us expand the Power Smoothie name into new domestic markets. Our store locations continue to focus on our core business concepts: consistently providing freshly prepared local foods in a quick service and casual atmosphere. We currently have 7 locations all within Florida and are expecting to open up to 4 locations in Texas in 2008. We do not operate any company-owned stores at this time. We have entered into an agreement with an outsourced distributor for the delivery of all products to all of our franchisees. We derive income from sales of master franchise agreements, sales of individual franchises, fees based on gross sales in franchised stores, and mark-up of product delivered to our franchised retail stores.

Franchised Retail Stores
------------------------

         Our portfolio of stores includes 7 franchised retail outlets; within our portfolio of store fronts available to the company and our potential franchisees we offer three distinctly different store footprints designed for flexibility and compatibility within different development and retail venues:

      o  stand-alone store.
      o  stand alone store with inside seating.
      o  kiosk type outlet with or without seating bar.

Store Design and Atmosphere
---------------------------

         Our franchise stores are ergonomically designed for speed and efficiency and outfitted with state-of-the art equipment.

         Each store features eye-catching contemporary tropical colors and high-energy graphics and menus designed to maximize customer sales volumes. All of our stores afford customers quick and convenient access into the locations to facilitate fast and convenient customer service.

         There are currently no company-owned stores. We will require access to additional expansion capital to expand our business, especially as we open company-owned stores.

         The Power Smoothie franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators. We sold our first franchise area development in Florida in 2005. As of December 31, 2007, we had 7 franchised stores in operation.

         We evaluate and develop franchising opportunities based upon specific criteria, including demographics, traffic counts, competition, branding and marketing opportunities, and financial considerations. Franchisees must have sufficient financial and operating experience or abilities and their stores must maintain consistent high standard business practices. Franchising also offers challenges, including additional regulatory burdens, sharing of financial rewards with the franchisee and maintaining brand and operating standards in stores that are not operated by our employees.

         Franchising is another method of raising capital and creating income streams. For our franchised stores, we earn a one-time initial franchise fee for each individual location and on-going annual royalty and advertising fees, and we sell the store product at a markup to our costs.

         We provide comprehensive support services to our franchisees, including marketing programs, product, complete operations training and business consultation. We have established an intensive in-house training program for our franchisees which includes hands-on in store training on operations, food and menu knowledge, merchandising, inventory control and accounting. We work closely with franchisees on all issues pertaining to store operations.

Growth strategy
---------------

         Our business objective is to establish the Power Smoothie brand as a successful national recognized gourmet beverage retail concept. We plan continued strategic expansion of our retail operations while simultaneously creating other outlets and distribution points for sales of our freshly prepared smoothies and other related proprietary products.

Key elements of our strategic planning include:

      o Continuing to increase brand recognition and customer loyalty. We believe we have particularly strong brand awareness in markets where we have a significant retail store presence. We believe our brand awareness has resulted from our distinctive branding and signage, and word of mouth; all of which help promote our brand as we expand into new markets. We continuously work to increase brand recognition and loyalty by improving the level and speed of customer service through training, improved technology and better daily execution.

      o Continuing to increase comparable same store sales and operating margins. We expect future growth in our franchise segment to continue through continued increases in comparable same store sales as well as through continued increases in product and brand awareness with the introduction of new proprietary products and new advertising campaigns. As our comparable retail franchise store sales increase, we expect our operating margins at those retail stores to also continue to improve. In addition, we continue to improve operating margins by leveraging our purchasing power to negotiate better pricing.

      o Continuing to open successful new stores throughout the country. We continue to seek additional penetration in existing markets as well as in new domestic markets nationwide. In order to maximize expansion opportunities, we have created several different store footprints. These different store designs allow us to easily penetrate venues such as shopping centers, stand-alone pad spaces, parking lots, airports, shopping malls and especially health clubs. We plan to open our first company-owned stores primarily throughout Florida.

      o Continuing to expanding our franchise operations. We intend to continue to afford strategic franchising where we believe there are significant opportunities to develop and operate our brand. We believe strategic franchise development helps build brand awareness and add annuity revenue. We plan to expand our franchise retail operations throughout Florida and into Texas in 2008. We sold our first territory in 2005.

      o Expanded menu offerings. We intend to continue to expand and diversify our product offerings that our franchises sell in an attempt to attract new customers and increase the frequency of visits by current customers. We are always introducing new products to our franchisee partners including specialty smoothies, power drinks, wraps and protein shakes. In-store menus help guide customers through the process of choosing beverages and the right blend of supplements, all of which we believe helps build consumer loyalty and brand awareness.

Site Selection
--------------

         We believe site selection for our retail locations is paramount to the success of our retail store growth strategy. We are constantly refining our site selection process to ensure superior site selection. When evaluating potential locations, we consider various site attributes, such as the type of venue, the potential for signage, and whether the location will feature a store design with inside seating, as well as the demographics and attributes of our existing retail store customer base. This process allows us to develop revenue forecasts and a financial plan for all potential locations. We search for geographic areas of expansion in which we believe there is significant demand for our products. Specifically, we target market areas that are in health clubs, close to roads, in affluent locales, and well suited to ingress and egress needs. After identifying a potential site, we develop a site plan, space plan and project budget that are approved by the appropriate management and personnel.

Marketing
---------

         We believe that consumer interest is increased, and incremental sales occur, when customers are informed about new Power Smoothie products, special offers, and the premium quality of our products sold through the franchises. Accordingly, our strategies include advertising and marketing at the point-of-sale at our stores and outside of our stores. We have developed a successful strategy of using product photos and well designed point of sales pieces to help direct customers into the most profitable drinks and into drinks that can only be purchased at Power Smoothie stores.

         We aid our franchisee partners by employing marketing strategies to encourage trial and repeat purchases by educating potential customers about the distinctive health benefits and qualities of Power Smoothie products. Our marketing efforts also promote repeat business to our franchisee partners by reinforcing positive experiences with our fast and friendly service. We rely on a mixture of marketing efforts that are tailored to the specific needs of particular markets or retail stores, including:

      o point-of-purchase marketing, which encourages existing customers to try new products or services;

      o promotions and local retail store marketing, which allow us to alert customers to new products, seasonal merchandise and coupon programs; and

      o print advertising, which includes advertising in newspapers and other publications to attract new customers within a particular market.

         In addition, we receive free marketing and increased brand equity through word-of-mouth communication from our current customers who tell their friends and colleagues about their enjoyable Power Smoothie experience, our healthy and delicious products and our fast, accurate and friendly service.

         At the present time, our franchisees are obligated contractually to spend at least 4% of their gross sales on advertising. We have a corporate advertising fund for national advertising. Franchisees contribute to this fund.

Product Supply
--------------

         We have entered into a supply contract to purchase all of our products and to distribute them to our stores. We receive a royalty on all such deliveries. We are confident that the distribution process will benefit both the company and the franchisee by insuring fast and consistent delivery, lower overall costs, and enhanced quality and product control across our delivery system. We feel there are several sources available to us to source our supplies from if our distribution company fails to perform. The majority of our non-food products are national brands. They are delivered to our stores by our supply contractor. They are also available from a number of other sources in the open market.

Competition
-----------

         We face daunting competition from several well known, organized competitors which have strong regional or national chains including Jamba Juice, Malibu Smoothie, Smoothie Island, Smoothie King, Planet Smoothie, and others. In addition, some of our products lines are sold by national chains that are not primarily in the smoothie business such as McDonalds, Wendy's, Yum!Brands, Subway, Sonic, and Panera Breads. The retail segment of the smoothie industry remains highly competitive. As we continue to expand geographically, we expect to encounter additional regional and local competitors. In addition, we compete with retailers of prepared beverages, including other chains, numerous convenience stores, restaurants, coffee shops and street vendors.

         Several competitors are aggressive in obtaining distribution in specialty grocery and food stores, and in office, restaurant and food service locations. Despite competing in this market, consumer demand has continued to rise and, as a result, smoothie brands continue to develop across multiple distribution channels.

         We believe that our customers choose among brands based upon the quality and variety of the products, atmosphere, convenience, customer service and, to a lesser extent, price.

Government Regulation
---------------------

         Each of our retail franchisee locations is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to construct and develop store locations in the future. We are in the fresh food business. All of our products travel in interstate commerce, and are subject to spoilage and quality control issues. Many require constant refrigeration. Many of the fruits and vegetable we serve are transported in accordance with PACA, the national Perishable Agricultural Commodities Act.

         We believe we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of the business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Intellectual Property
---------------------

         Intellectual property and other proprietary rights are an important part of our success. We place high value on our Power Smoothie name. Our ability to differentiate our brand from those of our competitors depends, in part, on the strength and enforcement of our trademarks. We must constantly protect against any infringement by our competition. Our food and packaging, and the look of our stores, helps us in our success. If a competitor infringes on our trademark rights, we may have to litigate to protect our rights, in which case, we may incur significant expenses.

Employees
---------

         We employ one full time employee, William Cullen, and retain skilled independent contractors to aid in the execution of our strategy. None of our employees is represented by a labor union and our relations with our employees are good.

ITEM 1A. RISK FACTORS

         Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this registration statement before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This registration statement also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this registration statement. With respect to this discussion, the terms "us," "our," and "we" refer to Power Smoothie Cafe Franchising, Inc.

RISKS RELATED TO OUR OPERATIONS
-------------------------------

IF WE FAIL TO CONTINUE TO DEVELOP AND MAINTAIN OUR BRAND, OUR BUSINESS WILL SUFFER.

         We believe that maintaining and developing our brand is critical to our success and that the importance of brand recognition will likely increase as a result of competitors offering products similar to our products. The substantial majority of our retail locations are on the East Coast, primarily in Florida, our brand recognition remains largely regional. We intend to increase our marketing expenditures to create and maintain brand loyalty as well as increase awareness of our brand on a national level, however, if our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase our future revenue or implement our business strategy.

BECAUSE OUR BUSINESS IS HIGHLY DEPENDENT ON A LIMITED PRODUCT LINE, WE ARE VULNERABLE TO CHANGES IN CONSUMER PREFERENCES AND ECONOMIC CONDITIONS THAT COULD HARM OUR FINANCIAL RESULTS.

         Our business is not diversified and primarily consists of buying, blending and selling fresh drinks and making fresh salads and wraps. Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Shifts in consumer preferences away from the gourmet smoothie industry would have a material adverse effect on our results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

WE ARE SUSCEPTIBLE TO ADVERSE TRENDS AND ECONOMIC CONDITIONS IN FLORIDA.

         Our Florida franchised retail stores generated 100% of our net in-store revenue for the years ended December 31, 2005, December 31, 2006, and December 31, 2007. We expect that our Florida operations will continue to generate the substantial portion of our revenue for the foreseeable future. In addition, our Florida retail stores provide us with means for increasing brand awareness, building customer loyalty and creating a premium smoothie brand. As a result, a worsening of economic conditions or a decrease in consumer spending in Florida, possibly engendered by the current real estate slowdown in Florida, may not only lead to a substantial decrease in revenue, but may also adversely impact our ability to market our brand, build customer loyalty, or otherwise implement our business strategy.

WE COMPETE WITH A NUMBER OF COMPANIES FOR CUSTOMERS. OUR BUSINESS WOULD BE ADVERSELY AFFECTED BY THE SUCCESS OF THESE COMPETITORS.

         The retail segment of the smoothie industry remains highly competitive and, contains many companies with strong brands. In all markets in which we do business, there are numerous competitors in the gourmet smoothie industry, and we expect this situation to continue. We, and our franchised stores, also compete with numerous convenience stores, restaurants and coffee shops and we must spend significant resources to differentiate our customer experience (which is defined by convenient store locations, fresh foods artfully prepared, outstanding and fast customer service and ergonomic store design and convenience) from the offerings of our competitors. Despite these efforts, our competitors still may be successful in attracting our customers.

         Our primary competitors are Jamba Juice, Malibu Smoothie, Smoothie Island, Smoothie King, and Planet Smoothie. As we continue to expand geographically, we expect to encounter additional regional and local competitors. Much of our revenue is generated by selling franchises and these competitors are in direct competition with us for potential franchisees.

         Competition in the gourmet smoothie industry is becoming increasingly intense as relatively low barriers to entry encourage new competitors to enter the market. The financial, marketing and operating resources of these new market entrants may be greater than our resources. In addition, some of our existing competitors have substantially greater financial, marketing and operating resources. Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, declining net sales and loss of market share. Our smoothies and other menu items contain basically the same ingredients as our competition.

OUR RETAIL LOCATIONS MAY NOT ACHIEVE MARKET ACCEPTANCE OR THE SAME LEVELS OF PROFITABILITY IN THE GEOGRAPHIC REGIONS WE ENTER OR BE PROFITABLE IN EXISTING MARKETS.

         Our expansion plans depend in large part on opening franchised retail locations in new markets where we may have little or no operating experience. The success of these new locations will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets we enter, as well as our ability to generate market awareness of our brand. Although we have 7 open franchise locations, none are in markets outside Florida.

         In addition, our expansion plans also depend on opening new locations in existing markets. New locations may take longer to reach profitability, thereby affecting our overall profitability and results of operations. Moreover, we may not be successful in operating our new locations on a profitable basis. In addition, our failure to achieve market acceptance or profitability at one or more of our new retail locations could put a significant strain on our financial resources and could limit our ability to further expand our business.

IF OUR FRANCHISE OWNERS ARE UNABLE TO CONTINUE LEASING RETAIL LOCATIONS OR OBTAIN LEASES FOR NEW STORES, EXISTING OPERATIONS AND THE ABILITY TO EXPAND MAY BE ADVERSELY AFFECTED.

         All of our franchised retail locations are presently located on leased premises. If our franchisees are unable to renew these leases, our revenues and profits could suffer. Additionally, we intend to lease other premises in connection with the planned expansion of our retail locations. Because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases in some markets on acceptable terms. This could adversely impact our revenue growth and brand building initiatives in some localized markets.

OUR GROWTH THROUGH FRANCHISING MAY NOT OCCUR AS RAPIDLY AS WE CURRENTLY ANTICIPATE AND MAY BE SUBJECT TO ADDITIONAL RISKS.

         As part of our growth strategy, we intend to continue to seek franchisees to operate retail locations under the Power Smoothie brand in selected geographic markets. We believe that our ability to recruit, retain and contract with qualified franchises will be increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise strategy may not enhance our results of operations. In addition, retail store openings contemplated under our existing franchise agreements or any future franchise agreement may not open on the anticipated development schedule or at all.

         Expanding through franchising exposes our business and brand to risks because the quality of franchised operations will be beyond our immediate control. Even if we have contractual remedies to cause franchisees to maintain operational standards, enforcing those remedies may require litigation and therefore our image and reputation may suffer, unless and until such litigation is successfully concluded.

BECAUSE WE RELY HEAVILY ON A THIRD PARTY CARRIER TO DELIVER OUR PRODUCT, ANY DISRUPTION IN THEIR SERVICES OR INCREASE IN SHIPPING COSTS COULD ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

         We rely on third party carriers such as Cheney Brothers, Inc. (http://www.cheneybrothers.com/) to deliver products to our store locations. We have limited to no control over these carriers and the services provided by them may be interrupted or disrupted as a result of labor shortages, contract disputes or other factors. If we experience an interruption or disruption in these services, it may be unable to ship our products in a timely manner. A delay in shipping could:

      o have an adverse impact on the quality of the fruits and vegetables shipped, and thereby adversely affect our brand and reputation;

      o result in the disposal of an amount of product that could not be shipped in a timely manner; and

      o require us to contract with alternative, and possibly more expensive, third party carriers.

         Any significant increase in shipping costs could lower our profit margins or force us to raise prices, which could cause our revenue profits to suffer.

COMPLIANCE WITH HEALTH, ENVIRONMENTAL, SAFETY AND OTHER GOVERNMENTAL REGULATIONS APPLICABLE TO US COULD INCREASE COST AND AFFECT PROFITABILITY.

         Each of our retail locations, franchised or company-owned, is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other departments that have jurisdiction over the development and operation of these locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our operations, sales, and profitability. Delays or failures in obtaining or maintaining required construction and operating licenses, permits or approvals could delay or prevent the opening of new retail locations, or could materially and adversely affect the operation of existing retail locations. In addition, we may not be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective or timely basis in order to construct and develop store locations in the future.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD HARM THE VALUE OF OUR BRAND AND ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

         The success of our retail locations depends in part on the Power Smoothie brand, logos, branded merchandise and other intellectual property. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar rights to protect our intellectual property. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our brand in both domestic and international markets. If our efforts to protect our intellectual property are not adequate, the value of our brand may be harmed, which could have a material adverse effect on our business. We may become engaged in litigation to protect our intellectual property, which could result in substantial costs to us as well as diversion of management attention.

WE WILL LIKELY NEED TO RAISE SIGNIFICANT ADDITIONAL CAPITAL IN ORDER TO CONTINUE TO GROW OUR BUSINESS, WHICH SUBJECTS US TO THE RISKS THAT WE MAY BE UNABLE TO MAINTAIN OR GROW OUR BUSINESS AS PLANNED OR THAT OUR SHAREHOLDERS MAY BE SUBJECT TO SUBSTANTIAL ADDITIONAL DILUTION.

         We will likely need to raise additional capital in the future to fund the continued growth and expansion of our business. We may also require additional capital to respond to competitive pressures, to make capital improvements at our retail locations or to acquire necessary technologies. We do not know if we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our business or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

         In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing shareholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing shareholders.

FUTURE GROWTH MAY MAKE IT DIFFICULT TO EFFECTIVELY ALLOCATE OUR RESOURCES AND MANAGE OUR BUSINESS.

         As we continue to develop additional retail locations and investigate licensing opportunities, we will need to allocate our resources effectively. Our growth has and will continue to increase our operating complexity and the level of responsibility for new and existing management. Our anticipated growth could place a strain on our management, production, financial and other resources. We cannot assure that we will be able to manage any future growth effectively. Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations. Our ability to compete effectively and to manage our recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to effect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, training, developing and managing an increasing number of experienced management-level and other employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees or our inability to respond effectively to recent growth or plan for future growth could adversely affect our ability to implement our business strategy or our results of operations.

WE DEPEND ON KEY MEMBERS OF OUR MANAGEMENT AND WILL NEED TO ADD AND RETAIN ADDITIONAL MANAGEMENT AND OTHER PERSONNEL.

         The success of our business to date has been, and our continuing success will depend, to a large degree on the continued services of our executive officer, William Cullen. If we lose the services of Mr. Cullen and fail to manage a smooth transition to new personnel, our business would suffer. We do not carry key person life insurance on Mr. Cullen.

         The success of our business also depends on our ability to attract and retain highly motivated, well-qualified management and other personnel, including technical personnel and retail employees. We face significant competition in the recruitment of qualified employees and there can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified management and other personnel in the future could have a material adverse effect on our business, financial condition and results of operation.

RISKS RELATED TO OUR INDUSTRY
-----------------------------

A SHORTAGE IN THE SUPPLY OR AN INCREASE IN THE PRICE OF FRESH FRUITS AND VEGETABLES COULD ADVERSELY AFFECT OUR NET SALES.

         The supply and price of fresh fruits and vegetables are subject to significant volatility. Supply and price can be affected by multiple factors in the producing countries, including weather, natural disasters, political and economic conditions or civil unrest or strikes due to the poor conditions imposed on many farmers. Our ability to raise sales prices downstream in response to rising fruit and vegetable prices may be limited, and our profitability could be adversely affected if prices were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future.

ADVERSE PUBLICITY REGARDING CUSTOMER COMPLAINTS MAY HARM OUR BUSINESS.

         We may be the subject of complaints or litigation from customers alleging beverage and food-related illnesses, injuries suffered on the premises or other quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us, regardless of whether such allegations are true or whether we are ultimately held liable.

WE FACE THE RISK OF FLUCTUATIONS IN THE COST, AVAILABILITY AND QUALITY OF OUR NON-FRUIT AND VEGETABLE RAW INGREDIENTS.

         The cost, availability and quality of non-fruit and vegetable raw ingredients for our products are subject to a range of factors. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We are dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. In particular, the supply and price of dairy products are subject to significant volatility. Our ability to raise sales prices in response to increases in prices of these raw ingredients may be limited, and our profitability could be adversely affected if the prices of these ingredients were to rise substantially.

RISKS RELATED TO OUR CAPITAL STRUCTURE
--------------------------------------

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS TO SELL THEIR SECURITIES IN THE PUBLIC MARKET.

         Our common stock is not quoted on an exchange. Holders of our common stock may be unable to resell their securities at or near their original offering price or at any price.

Market prices for our common stock will be influenced by a number of factors, including:

      o  changes in interest rates;

      o competitive developments, including announcements by competitors of new products of services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o  variations in quarterly operating results;

      o  changes in financial estimates by securities analysts;

      o  the depth and liquidity of the market for our common stock.

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

         William Cullen owns, in the aggregate, 67.2% of our outstanding shares. As a result, this principal shareholder possesses significant influence over the election of the Board of Directors and to the approval of significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. The interests of this principal shareholder may differ from the interests of our other shareholders.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

         Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES.

         Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the United States public markets and related public reporting obligations. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

         Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. We do not yet have any independent Board members and we do not yet have an audit committee among members of our Board.

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK," AND IS THEREBY SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

         Our common stock is considered to be a "penny stock" because it does not qualify for one of the exemptions from the definition of "penny stock" under
Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the "Exchange Act"). Our common stock may be a "penny stock" if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5.0 million.

         The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

GOING CONCERN

         The Company believes that it may not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of generating additional cash. The ability of the Company to continue as a going concern is dependent on our ability to generated cash from the sale of our common stock or obtain debt financing while attaining future profitable operations. While management plans to sell equity securities, obtain debt financing, and to enter into additional master franchise agreements, there can be no assurance the Company will be successful in these efforts.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company was a party to a 60 month lease for office space that was to expire on November 30, 2011 and which required monthly rental payments totaling $5,739.90 per month during the first twelve months with annual increases. The Company moved out of its rented space on January 1, 2008 and has no further liability under the lease. The Company moved its corporate operations to a smaller facility owned by the Chief Executive Officer, Mr. Cullen, located at 5645 Coral Ridge Drive, #191, Coral Springs, Florida 33076. The Company is also looking to acquire additional office space in Orlando, Florida which will provide a more centralized base of operations.

         The Company currently serves its customers through 7 franchise store locations all in the State of Florida. All existing leases for franchise store facilities are for 5 to 15 years and all have renewal options. We regularly evaluate the economic performance of our stores. The company is not responsible for any obligation under the leases of our franchise owners.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the period.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Trading
-------

         Presently, there is not a public trading market for shares of our common stock. Our common stock is not yet quoted on the OTC Bulletin Board or on any other public trading market and we have not applied for listing or quotation on any public trading market. We intend to apply to have our common stock listed for trading on the OTC Bulletin Board, but there is no assurance that our shares will be listed on the OTC Bulletin Board, or that any public market will be established or will develop for our shares.

         The Company has 100,000,000 shares of $0.001 par value common stock authorized and had 10,416,000 and 9,666,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively.

Dividends
---------

         We have not historically paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

         In fiscal 2007, we issued (in the aggregate) 750,000 shares of common stock pursuant to two individuals for a total consideration in the amount of $160,000. All such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere herein and is qualified in its entirety by the foregoing.

Forward Looking Statements
--------------------------

         Statements that describe our future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

         The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview
--------

         Our company was incorporated in Florida on October 21, 2002 as Power Smoothie Cafe Franchising, Inc. On May 29, 2003 we amended our Articles of Incorporation to increase the maximum number of authorized common shares to 100,000,000 having a par value of $ 0.001. We have never changed our name and we do not have any subsidiaries.

         We sell franchise locations - either standalone or through master franchise agreements. Our franchise locations sell high quality gourmet fitness smoothies, tropical smoothies, low calorie smoothies, coffee smoothies and coffees, protein shakes, breakfast items including omelets and breakfast sandwiches, power oatmeal, fresh salads and gourmet fresh pita sandwiches, lettuce wraps, toasted wraps and water, soda, energy drinks and supplements from franchised retail stores. We had expected to open our first company-owned store in 2007 but anticipate that the first company-owned store will open in 2008. Our immediate goal is to capitalize on the success of our existing stores with a new national franchisee program that will help us expand the Power Smoothie name into new domestic markets. Our store locations continue to focus on our core business concepts: consistently providing freshly prepared local foods in a quick service and casual atmosphere. We currently have 7 locations all within Florida and are expecting to open up to 4 locations in Texas in 2008. We do not operate any company-owned stores at this time. We have entered into an agreement with an outsourced distributor (Cheney Brothers, Inc. (http://www.cheneybrothers.com/) to deliver of all products to all of our franchisees. We derive income from sales of master franchise agreements, fees based on gross sales in franchised stores, and mark-up of product delivered to our franchised retail stores.

         As a smaller company which has embarked upon a national rollout plan, we believe we have to address our competition with highly refined drink preparation systems, specialized training procedures, and excellent consistent performance.

         Our portfolio of franchise stores includes 7 franchised retail outlets; within our portfolio of stores available to the company and our potential franchisees we offer three distinctly different store footprints designed for flexibility and compatibility within different development and retail venues:

      o  stand-alone store.
      o  stand alone store with inside seating.
      o  kiosk type outlet with or without seating bar

         Our franchised stores are ergonomically designed for speed and efficiency and outfitted with state-of-the art equipment. Each store features eye-catching contemporary tropical colors and high-energy graphics and menus designed to maximize customer sales volumes. All of our franchised locations afford customers quick and convenient access into the locations to facilitate fast and convenient customer service. There are currently no company-owned stores.

         We sold our first franchise back in 2003. As of December 31, 2007, there were 7 franchised locations in Florida.

         We have signed two territory agreements designed to expedite our controlled expansion. The Florida agreement was signed in 2005 and the Texas agreement was signed in 2006. The Florida agreement is non-exclusive as to territory (so that we can open company-owned stores in Florida), has a term of 10 years, and we were paid an up-front fee of $125,000 and are entitled to 4% of gross revenues in each franchised store for the term. The Texas agreement is exclusive, has a term of 10 years, and we were paid an up-front fee of $200,000 (a portion of which is still owing to us) and are entitled to 3% of gross revenues in each franchised store for the term. We intend to develop, and our master territory agreements require a total of 130 stores over the next 36 months in Texas and Florida. All of these stores will be franchised. We also expect to open one company-owned store in Florida in 2008.

         We will require access to additional expansion capital to expand our business, especially as we open company-owned stores.

         The Power Smoothie franchise opportunity attracts individuals seeking single store ownership, larger area developments and multi-unit operators. We sold our first franchise area development in Florida in 2005. As of December 31, 2007, we had 7 franchised stores in operation.

         We evaluate and develop franchising opportunities based upon specific criteria, including demographics, traffic counts, competition, branding and marketing opportunities, and financial considerations. Franchisees must have sufficient financial and operating experience or abilities and their stores must maintain consistent high standard business practices. Franchising also offers challenges, including additional regulatory burdens, sharing of financial rewards with the franchisee and maintaining brand and operating standards in stores that are not operated by our employees.

         Franchising is another method of raising capital and creating income streams. For our franchised stores, we earn a one-time initial franchise fee for each individual location and on-going annual royalty and advertising fees, and we sell the store product at a markup to our costs.

         We provide comprehensive support services to our franchisees, including marketing programs, product, complete operations training and business consultation. We have established an intensive in-house training program for our franchisees which includes hands-on in store training on operations, food and menu knowledge, merchandising, inventory control and accounting. We work closely with franchisees on all issues pertaining to store operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

         The Company was incorporated on October 21, 2002 and is based in Coral Springs, Florida. The Company provides worldwide franchise opportunities in relation to the establishment and operation of a quick service restaurant franchised business that serves a diversified menu including smoothies, wraps, salads, and sandwiches. The Company provides technical assistance in the establishment, business management and products within the framework of a franchise agreement. The Company's year-end is December 31st.

Nature of Significant Initial Services
--------------------------------------

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

Basis of Accounting
-------------------

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

Cash and Cash Equivalents
-------------------------

         The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

Property and Equipment
----------------------

         The Company's capital assets have been capitalized and are being depreciated over their estimated useful lives using straight line methods of depreciation for book purposes and accelerated methods of depreciation for income tax purposes.

Revenue Recognition
-------------------

         Royalty fees and advertising fund fees are a percentage of franchisees weekly gross receipts, as defined in the franchise agreement. These fees are recognized as income when earned and are recorded as a receivable and income at the end of each month based on either actual reporting by the franchisee or our estimate of what the royalties and advertising fund amounts should be. Revenue from up-front fees related to sales of Master Franchise Agreements and Supply and Distribution Agreements is recognized when earned, which generally is when all material services required under the contract have been substantially performed or satisfied by the Company. Revenue from ongoing fees and royalties under Master Franchise Agreements and Supply and Distribution Agreements is recognized when earned, generally on a monthly basis based on actual reporting by the Master Franchisees and Suppliers, or based on our estimate of what should have been earned by us during that period under the terms of the Agreements.

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

Advertising Expenses
--------------------

         The Company expenses advertising costs as incurred. Amounts received for the advertising fund from franchisees are required to be used for advertising by the Company. Amounts on hand from franchisees that not had yet been used for advertising as of December 31, 2007 and 2006 was $-0-.

Management Estimates
--------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment
----------------------

         The Company owns equipment recorded at its cost of $13,230. Depreciation expense for the years ended December 31, 2007 and 2006 was $1,573 and $1,444, respectively.

Accrued Expenses
----------------

         Accrued expenses at December 31, 2007 and 2006 include amounts owed for payroll to an officer and director of the Company totaling $319,600 and $152,089, respectively.

Common Stock
------------

         The Company has 100,000,000 shares of $0.001 par value common stock authorized and had 10,416,000 and 9,666,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively.

Results of Operations
---------------------

         The following table sets forth operations data for the year ended December 31, 2007 and year ended December 31, 2006.

                                          2007         2006     % CHANGE

         Sales ......................   $ 608,305    $891,574     -31.8%

         Operating Expenses .........     888,889     673,100      32.1%

         Operating Income ...........    (280,584)    218,474    -228.4%

         Other Income ...............         208           0

         Income before Taxes ........    (280,376)    218,474    -228.3%

         Income Taxes ...............     (61,500)     61,500      -200%

         Net Income (after Taxes) ...    (341,876)    279,974    -222.1%

Sales

         For the year ended December 31, 2007, revenues were $608,305 as compared to $891,574 for the year ended December 31, 2006, a decrease of $283,269 or 31.8%. The decrease in total revenue is primarily attributable to a lack of distributorship sales in 2007 as compared to 2006. Gross sales of equipment, inventory, and supplies to franchisees was $246,898 in 2007 compared to $243,717 in 2006. Likewise, 2007 saw an increase in revenues from Master franchise fees from $121,000 in 2006 to $215,000 in 2007. Revenue from Royalties decreased in 2007, however, from $95,731 in 2006 to $83,416 in 2007.

Operating Expenses

         Operating expenses increased from $673,100 in fiscal 2006 to $888,889 in fiscal 2007. This $215,789 increase, or 32.1% increase, was due to restructure charges the Company incurred due to a strategy redevelopment process. In addition, the Company has increased expenses in connection with its financial reporting systems and the Company's securities compliance. The Company also repaid outstanding notes payable during 2007.

Operating Income and Other Income

         Operating Income decreased by $499,058, or by 228.4% from fiscal 2006 to fiscal 2007. The decrease in revenue coupled with the increase in expenses caused the decrease in year-over-year results.

Net Income

         During fiscal 2007, we reported a net loss before taxes of $341,876 as compared to income before taxes of $279,974 for fiscal 2006. Income taxes were $61,500 for fiscal 2007 compared to a tax benefit of $61,500 in fiscal 2007. The Company's net loss after taxes in fiscal 2007 was $341,876 or a loss of $0.03 per share as compared to the Company's net income after taxes of $279,974 or $0.03 per share during fiscal 2006.

Plan of Operations for the next 12 months
-----------------------------------------

         Fiscal 2007 brought challenges to the Company which included a decrease in sales paired with an increase in operating expenses. Management's objectives are to reverse both areas and to increase revenue in fiscal 2008 while focusing on cost management.

         To increase revenue in the coming year, the Company seeks to expand its franchise-store locations. The increase in franchise locations will come as a result of selling Master Franchise Agreements and to open and operate Company-owned stores. Management seeks to sell Master Franchise Agreements in the State of Texas in fiscal 2008 as well as in the State of Florida.

         Management believes that fiscal 2008 is a good time to open and operate Company stores. Historically, the Company has only had franchised locations and has not operated a Company store. The Company believes that fiscal 2008 will be an opportune time to open Company stores and is in negotiations with owners of retail locations in Florida for a plan roll-out of up to ten Company owned and operated locations. The Company believes that operating such stores will provide greater insight into customer preferences and will provide greater insight to the appropriate cost structure for store operations.

         In addition, the Company is in the process of redefining its strategy. Management believes that Company should incorporate a "green" concept to the enterprise. To that end, the Company will alter the menu and the store locations to be more environmentally conscious and friendly. This "green" concept will be fully integrated into all aspects of the Company and franchisee operations and will provide a springboard to differentiate the Company from other competitors.

         Overall, the Company's business objective is to establish the Power Smoothie brand as a successful national recognized gourmet beverage retail concept. We plan continued strategic expansion of our retail operations while simultaneously creating other outlets and distribution points for sales of our freshly prepared smoothies and other related proprietary products.

         Key elements of our strategic planning include:

      o Increase brand recognition and customer loyalty by providing a positive and enjoyable customer experience at each customer visit.

      o Develop and exploit a product differentiation by focusing on a "green" concept.

      o Increase comparable same store sales and operating margins by providing increased attention to cost management.

      o Expand our franchise operations through the sale of Master Area Territories.

      o Initiate and expand our Company-owned operations in the State of Florida.

         We face daunting competition from several well known, organized competitors which have strong regional or national chains including Jamba Juice, Malibu Smoothie, Smoothie Island, Smoothie King, Planet Smoothie, and others. In addition, some of our products lines are sold by national chains that are not primarily in the smoothie business such as McDonalds, Wendy's, Yum!Brands, Subway, Sonic, and Panera Breads. The retail segment of the smoothie industry remains highly competitive. As we continue to expand geographically, we expect to encounter additional regional and local competitors. Management is mindful of the competitive environment in which it operates and thus endeavors to avoid direct competition with similar products in similar locations.

Liquidity and Capital Resources
-------------------------------

         Our primary source of funds is cash flow from operations in the normal course of business. On December 31, 2007, we had Cash and Equivalents of $75,691, Total Assets of $386,219, Notes Payable of $26,679, Total Liabilities of $429,372, and stockholder deficit of $43,153. On December 31, 2006, the Company had $50,944 in Cash and Equivalents, Total Assets of $401,398, Notes Payable in the amount of $43,498, Total Liabilities of $262,675, and total stockholders' equity of $138,723.

         Net cash used by operating activities for the year ended December 31, 2007 was $115,258 which was primarily the result of a net loss of $341,876, plus increases in accrued expenses of $153,5516, notes receivable of $38,710, and deferred revenue of $30,000, offset by decreases in accounts receivable of $19,250 and deferred income tax of $61,500.

         Net cash provided by operating activities for the year ended December 31, 2006 was $34,334 which was primarily the result of net income of $279,974, plus increases in accrued expenses of $83,225, accounts receivable of $13,809, notes receivable of $255,000, and deferred taxes of $61,500.

         While the Company desires to have its primary source of funds derived from cash flow from operations, this has been insufficient to the Company. Therefore, the Company has had to use cash flow from financing activities for support. For the year ended December 31, 2007, net cash from financing activities was $143,181 due to the sale of common stock in the amount of $160,000 and the from loans from related parties of $66,181, offset by loan repayments to related parties of $83,000. For the year ended December 31, 2006, net cash from financing activities was $16,610 as a result of loans from related parties in the amount of $33,220 offset by loan repayments to related parties in the amount of $16,610.

Going Concern
-------------

         The Company believes that it may not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of generating additional cash. The ability of the Company to continue as a going concern is dependent on our ability to generated cash from the sale of our common stock or obtain debt financing while attaining future profitable operations. While management plans to sell equity securities, obtain debt financing, and to enter into additional master franchise agreements, there can be no assurance the Company will be successful in these efforts.

Recent Accounting Pronouncements
--------------------------------

         The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Other Information
-----------------

         The Company was a party to a 60 month lease for office space at December 31, 2006 that was to expire November 30, 2011 and which required monthly rental payments totaling $5,739.90 per month during the first twelve months with annual increases. The Company expects to move out of its rented space on January 1, 2008 and will have no further liability under the lease.

         The Company had signed a sub-lease with a tenant under a "Supply and Distribution Agreement" which required the tenant to pay the Company $4,500 per month in advance on the first day of every month for use of the warehouse space in the facility the Company occupied. The rental rate was to increase by 4% each year. The term of the rental was 10 years and the Agreement contained a renewal clause. Amounts received under this sub-lease were recorded as a reduction in the Company's lease expense. For the year ended December 31, 2007 total rent expense was $73,992 and rent received under the sub-lease was $45,231.

ITEM 7.  FINANCIAL STATEMENTS

         Please see the Company' Financial Statements annexed to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the Company's fiscal year ended December 31, 2007 and December 31, 2006, the Company has had no disagreements with its principal independent accountant.

ITEMS 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

         The Company's president currently acts both as its chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as applicable, to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that is information is accumulated and communicate to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decision regarding required disclosure.

         Management has evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 as of the end of the period covered by this annual report. Because the Company was unable to submit this annual report in a timely manner, our chief executive officer and our chief financial officer, as applicable, have concluded that based on such evaluation, the Company's disclosure controls and procedures were not effective as of December 31, 2007.

Management's Remediation Plans
------------------------------

         As of the end of the period covered by this quarterly report, the Company has taken and will take steps towards improving the internal control over financial reporting. This includes hiring additional accounting personnel and other experts, as well as implementing controls over the documentation and review of all matters related to filings.

Inherent Limitations over Controls
----------------------------------

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

Critical Accounting Policies
----------------------------

         There was no change in the Company's internal control over financial reporting that occurred during the period covered by this 10-KSB filing that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

         In the notes to the consolidated financial statements annexed to this 10-KSB filing, the Company discussed accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identify Directors and Executive Officers
-----------------------------------------

The name, age and position of the Company's sole officer and director is set forth below:

Name             Age   Positions
----             ---   ---------
William Cullen   37    Chief Executive Officer, President, Chief Financial
                       Officer, Treasurer, Corporate Secretary, and sole member of Power Smoothie's board of directors

Mr. William Cullen (37 years old) has been the sole director and officer of Power Smoothie since inception.

Identify Significant Employees
------------------------------

         Power Smoothie has no significant full-time employees other than Mr. Cullen who is the Company's sole director and officer. Mr. Cullen devotes all his time to working on Power Smoothie's business.

Family Relationships
--------------------

         There are no family relationships among the directors, executive officers or persons nominated or chosen by Power Smoothie to become directors or executive officers.

Involvement in Certain Legal Proceedings
----------------------------------------

         (1) No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

         (2) No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

         (3) No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         (4) No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

         All reports were filed with the SEC and Power Smoothie is not aware of any failures to file a required report during the period covered by this annual report.

Nomination Procedure for Directors
----------------------------------

         Power Smoothie does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. Power Smoothie has not adopted a policy that permits shareholders to recommend nominees for election as directors or a process for shareholders to send communications to the board of directors.

Audit Committee Financial Expert
--------------------------------

         Power Smoothie does not have an internal financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive.

Identification of Audit Committee
---------------------------------

         Power Smoothie does not have a separately-designated standing audit committee. Rather, Power Smoothie's entire board of directors perform the required functions of an audit committee. William Cullen is the only member of Power Smoothie's current audit committee.

         Power Smoothie's audit committee is responsible for: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company's employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and,
(5) funding for the outside auditors and any outside advisors engaged by the audit committee.

         As of December 31, 2007, the Company did not have a written audit committee charter or similar document.

ITEM 10. EXECUTIVE COMPENSATION

         Our sole executive as of December 31, 2008 is William Cullen. During 2007, the Company incurred $200,200 of wage expense which was accrued and not paid.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors, and (iii) our Officers and Directors as a group. As of December 31, 2007 there were 10,416,000 shares of common stock issued and outstanding.

NAME AND ADDRESS OF                            AMOUNT AND NATURE OF   PERCENT
 BENEFICIAL  OWNER         CLASSIFICATION      BENEFICIAL OWNERSHIP   OF CLASS
--------------------   ---------------------   --------------------   --------

William Cullen         (1) Owns more than 5%         7,000,000          67.2%
5022 NW 123rd Avenue   (2) Director
Coral Springs,         (3) Officer
FL 33076               (4) Officers and
                       Directors as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         During fiscal 2007, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of the Company's total assets at year-end for the last three completed fiscal years, except for the following:

      o A loan from Dorothy Cullen, mother of the Company's Chief Executive Officer, in the amount of $66,181.

      o Repayments by the Company to Dorothy Cullen, mother of the Company's Chief Executive Officer, in the amount of 83,000. As of December 31, 2007, the total due under the notes payable is $26,679.

Director independence
---------------------

         The Company's sole director currently is William Cullen. Pursuant to
Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, the Company's board of directors has adopted the definition of "independent director" as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an "independent director" means a person other than an executive officer or employee of Power Smoothie or its subsidiaries or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Power Smoothie's stock will not preclude a director from being independent.

         In applying this definition, the Company's board of directors has determined that Mr. Cullen does not qualify as an "independent director" pursuant to Rule 4200(a)(15) of the NASDAQ Manual. As of the date of the report, Power Smoothie did not maintain a separately designated compensation or nominating committee. Power Smoothie has also adopted this definition for the independence of the members of its audit committee. William Cullen serves on the Company's audit committee. Power Smoothie's board of directors has determined that Mr. Cullen is not "independent" for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not "independent" for purposes of Section 10A(m)(3) of the Securities Exchange Act.

ITEM 13. EXHIBITS

Exhibit
No.      Description
-------  -----------

23.1     Consent of Maddox Ungar Silberstein, PLLC.

31.1 Certification Of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Power Smoothie's audit of our consolidated annual financial statements, for review of our quarterly financial statements, and for services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements were:

         To Maddox Ungar Silberstein, PLLC for Audit Fees, Audit Related Fees and All Other Fees for the Fiscal Year 2007 were: $17,750.00.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POWER SMOOTHIE CAFE FRANCHISING, INC.


Date: June 23, 2008                    By: /s/ William Cullen
                                           ------------------
                                           William Cullen
                                           Chief Executive Officer, President,
                                           Director and Chief Financial Officer
                                           (principal executive officer and
                                           principal financial and accounting
                                           officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                        TITLE                          DATE
      ---------                        -----                          ----

/s/ William Cullen      Chief Executive Officer, President,       June 23, 2008
------------------      Director and Chief Financial Officer
William Cullen          (principal executive officer and
                        principal financial and accounting
                        officer)

                               POWER SMOOTHIE CAFE
                                FRANCHISING, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007



                                TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006                              F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006      F-4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AS OF DECEMBER 31, 2007          F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006      F-6

NOTES TO FINANCIAL STATEMENTS                                             F-7-13

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
_________________________________________________________

                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                             www.maddoxungar.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Power Smoothie Cafe Franchising, Inc.
Coral Springs, Florida

We have audited the accompanying balance sheets of Power Smoothie Cafe Franchising, Inc., a Florida Corporation, as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Smoothie Cafe Franchising, Inc., as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has limited working capital and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note M. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
March 28, 2008

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2007 AND 2006

                                                            2007         2006
                                                            ----         ----

ASSETS
CURRENT ASSETS
    Cash .............................................   $  75,691    $  50,944
    Accounts Receivable, Net .........................       3,325       22,575
    Notes Receivable .................................     260,909       45,000
    Deferred Income Tax ..............................           0       61,500
                                                         ---------    ---------
  Total Current Assets ...............................     339,925      180,019
                                                         ---------    ---------

PROPERTY AND EQUIPMENT, NET ..........................       6,383        4,780
                                                         ---------    ---------

OTHER ASSETS
    Notes Receivable .................................      32,801      210,000
    Security Deposit .................................       2,110        1,599
    Trademarks .......................................       5,000        5,000
                                                         ---------    ---------
  Total Other Assets .................................      39,911      216,599
                                                         ---------    ---------

TOTAL ASSETS .........................................   $ 386,219    $ 401,398
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accrued Expenses .................................   $ 372,693    $ 219,177
    Deferred Revenue .................................      30,000            0
    Notes Payable - Related Party ....................      26,679       43,498
                                                         ---------    ---------
TOTAL LIABILITIES ....................................     429,372      262,675
                                                         ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock .....................................      10,416        9,666
    Additional Paid-in Capital .......................     585,584      426,334
    Accumulated Deficit ..............................    (639,153)    (297,277)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................     (43,153)     138,723
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .   $ 386,219    $ 401,398
                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                           2007          2006
                                                           ----          ----

GROSS REVENUES .....................................   $   608,305    $  891,574

OPERATING EXPENSES .................................       888,889       673,100
                                                       -----------    ----------

OPERATING INCOME (LOSS) ............................      (280,584)      218,474

OTHER INCOME (EXPENSE)
  INTEREST INCOME ..................................           208             0
                                                       -----------    ----------

NET INCOME (LOSS) BEFORE TAXES .....................      (280,376)      218,474

PROVISION FOR CORPORATE INCOME TAX (EXPENSE) BENEFIT
                                                           (61,500)       61,500
                                                       -----------    ----------

NET INCOME (LOSS) ..................................   $  (341,876)   $  279,974
                                                       ===========    ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                         9,805,366     9,666,000
                                                       ===========    ==========
NET INCOME (LOSS) PER SHARE ........................   $      (.03)   $      .03
                                                       ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AS OF DECEMBER 31, 2007

                                             ADDITIONAL
                           COMMON STOCK       PAID IN   ACCUMULATED
                         SHARES     AMOUNT    CAPITAL     DEFICIT       TOTAL
                       ----------   -------   --------   ---------    ---------

Beginning Balance,
January 1, 2005 ....    9,666,000   $ 9,666   $426,334   $(577,251)   $(141,251)

Net Income for
the Year Ended
December, 31, 2006 .            -         -          -     279,974      279,974

                       ----------   -------   --------   ---------    ---------
Balance,
December 31, 2005 ..    9,666,000   $ 9,666   $426,334   $(297,277)   $ 138,723

Common Shares
Issued at $.189
per Share ..........      450,000       450     84,550           -       85,000

Common Shares
Issued at $.25
per Share ..........      300,000       300     74,700           -       75,000

Net (Loss) for
the Year Ended
December 31, 2007 ..            -         -          -    (341,876)    (341,876)

                       ----------   -------   --------   ---------    ---------
Ending Balance,
December 31, 2007 ..   10,416,000   $10,416   $585,584   $(639,153)   $ (43,153)
                       ==========   =======   ========   =========    =========

    The accompanying notes are an integral part of the financial statements.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                            2007         2006
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) for the Period ...................   $(341,876)   $ 279,974

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
    Depreciation .....................................       1,573        1,444
  CHANGES IN ASSETS AND LIABILITIES
    (Increase) Decrease in Accounts Receivable .......      19,250      (13,809)
    (Increase) in Notes Receivable ...................     (38,710)    (255,000)
    Decrease in Prepaid Expenses .....................           0            0
    (Increase) Decrease in Deferred Income Tax .......      61,500      (61,500)
    (Increase) in Security Deposits ..................        (511)           0
    Increase in Accrued Expenses .....................     153,516       83,225
    Increase in Deferred Revenue .....................      30,000            0
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                          (115,258)      34,334
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment ...............      (3,176)           0
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sales of Common Stock ..............     160,000            0
    Loans from Related Party .........................      66,181       33,220
    Loan Repayments - Related Party ..................     (83,000)     (16,610)
                                                         ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES ............     143,181       16,610
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............      24,747       50,944

CASH AND CASH EQUIVALENTS - BEGINNING ................      50,944            0
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - ENDING ...................   $  75,691    $  50,944
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest .............................   $       0    $     522
                                                         =========    =========
  Cash Paid for Income Taxes .........................   $       0    $       0
                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         This summary of significant accounting policies of Power Smoothie Cafe Franchising Inc., a Florida Corporation, (the Company) is presented to assist in understanding the company's financial statements. The financial statements and notes are representations of the company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

         Nature of Operations
         --------------------

         The Company was incorporated on October 21, 2002 and is based in Coral Springs, Florida. The Company provides worldwide franchise opportunities in relation to the establishment and operation of a quick service restaurant franchised business that serves a diversified menu including smoothies, wraps, salads, and sandwiches. The Company provides technical assistance in the establishment, business management and products within the framework of a franchise agreement. The Company's year-end is December 31st.

         Nature of Significant Initial Services
         --------------------------------------

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

         Basis of Accounting
         -------------------

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

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Cash and Cash Equivalents
         -------------------------

         The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

         Property and Equipment
         ----------------------

         The Company's capital assets have been capitalized and are being depreciated over their estimated useful lives using straight line methods of depreciation for book purposes and accelerated methods of depreciation for income tax purposes.

         Revenue Recognition
         -------------------

         Royalty fees and advertising fund fees are a percentage of franchisees weekly gross receipts, as defined in the franchise agreement. These fees are recognized as income when earned and are recorded as a receivable and income at the end of each month based on either actual reporting by the franchisee or our estimate of what the royalties and advertising fund amounts should be. Revenue from up-front fees related to sales of Master Franchise Agreements and Supply and Distribution Agreements is recognized when earned, which generally is when all material services required under the contract have been substantially performed or satisfied by the Company. Revenue from ongoing fees and royalties under Master Franchise Agreements and Supply and Distribution Agreements is recognized when earned, generally on a monthly basis based on actual reporting by the Master Franchisees and Suppliers, or based on our estimate of what should have been earned by us during that period under the terms of the Agreements.

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

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Advertising Expenses
         --------------------

         The Company expenses advertising costs as incurred. Amounts received for the advertising fund from franchisees are required to be used for advertising by the Company. Amounts on hand from franchisees that not had yet been used for advertising as of December 31, 2007 and 2006 was $-0-.

         Management Estimates
         --------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B:  NOTES RECEIVABLE
         ----------------

         Notes Receivable at December 31, 2007 were as follows:

         Master Franchise Agreement-PS Initiatives LLC ..    $ 150,000
         Sale of Developed Store - A. Bhegani ...........       95,000
         Sale of Area Rep Agreement - J. Cullen .........       48,710
                                                             ---------
                                                               293,710
         Less: current portion ..........................     (260,909)
                                                             ---------
         Long-term ......................................    $  32,801
                                                             =========

         The note receivable - master franchise agreement, dated December 29, 2006, was for a face amount of $200,000 with a $45,000 down payment and required a payment of $5,000 by January 31, 2007 with future payments that are a percentage of the fees to which the master franchisee earns, beginning with the fourth franchised restaurant, until the principal amount has been paid in full. The note is non-interest bearing and is unsecured. All amounts due under this note are expected to be received by September 30, 2008.

         The note receivable - sale of developed store, dated March 12, 2007, had an original face amount of $205,000 and required a $75,000 down payment, an additional $75,000 when permits are issued, and remaining payments upon final inspection of construction and at closing. The note is non-interest bearing and is unsecured. In December 2008, the Company forgave $75,000 of loan principal in exchange for an equity investment that was made in the Company of the same amount. The Company recorded this in the fourth quarter of 2007 as an adjustment to the original sale price of the store. All amounts due under this note are expected to be received by September 30, 2008.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE B:  NOTES RECEIVABLE (CONTINUED)
         ----------------------------

         The note receivable - sale of area rep agreement relates to the unpaid upfront amount that was due when the agreement was originally signed. The note bears interest at a rate of 5.0%, is for a term of 3 years beginning December 1, 2007, and is unsecured.

         Management evaluates collectability on a regular basis and sets up reserves for uncollectible amounts when it has determined that some or all of a receivable may be uncollectible. At December 31, 2007 management believes that 100% of the notes receivable principal amounts are collectible.

NOTE C:  PROPERTY AND EQUIPMENT
         ----------------------

         The Company owns equipment recorded at its cost of $13,230. Depreciation expense for the years ended December 31, 2007 and 2006 was $1,573 and $1,444, respectively.

NOTE D:  ACCRUED EXPENSES
         ----------------

         Accrued expenses at December 31, 2007 and 2006 include amounts owed for payroll to an officer and director of the Company totalling $319,600 and $152,089, respectively.

NOTE E:  COMMON STOCK
         ------------

         The Company has 100,000,000 shares of $.001 par value common stock authorized and had 10,416,000 and 9,666,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively.

NOTE F:  RELATED PARTY TRANSACTIONS
         --------------------------

         The Company paid consulting fees totalling $10,000 to Dorothy Cullen, the mother of the Company's CEO William Cullen, for services rendered in 2006 as an independent contractor relating to the start-up of the franchising operations and the finding of locations for suitable franchised sites.

         The Company has also received loans from Dorothy Cullen for working capital. The amounts received are unsecured, due on demand, and non-interest bearing. The totals due under this note payable to Ms. Cullen at December 31, 2007 and 2006 were $26,679 and $43,498, respectively. During 2007, loans to the Company from Ms. Cullen totalled $66,181 and loan repayments made to Ms. Cullen totalled $83,000.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE G:  REVENUES AND STORE DEVELOPMENT COSTS
         ------------------------------------

         Revenues during the years 2007 and 2006 consisted of the following:

                                                      2007       2006
                                                    --------   --------

         Gross sales of equipment, inventory,
          and supplies to franchisees ...........   $246,898   $243,717
         Initial franchise and transfer fees ....          0     12,500
         Distributorship ........................          0    400,000
         Master franchise fees ..................    215,000    121,000
         Royalties ..............................     62,991     95,731
         Other ..................................     83,416     18,626
                                                    --------   --------

            Total revenues ......................   $608,305   $891,574
                                                    ========   ========

         As part of its franchise sales process, the Company regularly will sign a lease, build out a store, supply it with inventory, and then sell this store to a franchisee. Revenues from the start-up period and the sale of the store to a franchisee are included above. The costs related to the start-up of the store are included in "operating expenses" and totalled $184,130 and $280,055 for 2007 and 2006, respectively. Costs related to the start-up of a store prior to it being sold, including store build-out, equipment and improvements, and inventory are capitalized when incurred and then expensed when the store is sold to a franchisee.

NOTE H:  INCOME TAXES
         ------------

         For the period through December 31, 2007, the Company has incurred net losses and, therefore, has no tax liability. The cumulative net operating loss carry-forward is approximately $308,000 and $182,000 at December 31, 2007 and 2006, respectively, and will expire in various amounts through the year 2027. The cumulative net operating loss carry-forward for income tax purposes differs from the cumulative financial statement loss due to timing differences between book and tax reporting.

         Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are not recognized unless it is more likely than not that the asset will be realized in future years.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE H:  INCOME TAXES (CONTINUED)
         ------------------------

         The utilization of the net operating loss carry-forwards is dependent upon the tax laws in effect at the time the net operating loss carry-forwards can be utilized. A valuation allowance has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company's recurring losses.

         The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                    2007         2006
                                                 ---------    ---------
         Deferred tax asset attributable to:
           Net operating loss carryover ......   $ 105,000    $  61,500
           Valuation allowance ...............    (105,000)           0
                                                 ---------    ---------
               Net deferred tax asset ........   $       0    $  61,500
                                                 =========    =========

NOTE I:  FRANCHISES IN OPERATION
         -----------------------

         The franchise activity for the year ended December 31:

                                                    2007       2006
                                                    ----       ----
         Operating at beginning of year ......        7          8
         Franchises opened ...................        0          0
         Franchises closed ...................        0         (1)
                                                    ---        ---
         Operating at December 31 ............        7          7
                                                    ===        ===

NOTE J:  RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE K:  OPERATING LEASE
         ---------------

         The company was a party to a 60 month lease for office space at December 31, 2006 that was to expire November 30, 2011 and which required monthly rental payments totalling $5,739.90 per month during the first twelve months with annual increases. The Company moved out of its rented space on January 1, 2008 and has no further liability under the lease.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE K:  OPERATING LEASE (CONTINUED)
         ---------------------------

         The Company had signed a sub-lease with a tenant under a "Supply and Distribution Agreement" which required the tenant to pay the Company $4,500 per month in advance on the first day of every month for use of the warehouse space in the facility the Company occupied. The rental rate was to increase by 4% each year. The term of the rental was 10 years and the Agreement contained a renewal clause. Amounts received under this sub-lease were recorded as a reduction in the Company's lease expense. For the year ended December 31, 2007 total rent expense was $73,992 and rent received under the sub-lease was $45,231.

NOTE L:  INTELLECTUAL PROPERTY RIGHTS
         ----------------------------

         The Company has acquired the domain name www.powersmoothie.com as well as various trademarks for the name Power Smoothie. The Company has also acquired a trademark for the logo for Power Smoothie Cafe.

NOTE M:  LIQUIDITY AND GOING CONCERN
         ---------------------------

         The Company has limited working capital and has incurred historical operating losses. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

         The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include 1) selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations and 2) entering into additional master franchise agreements for expansion of the Power Smoothie Franchise Cafe system into additional territories; however, there can be no assurance the Company will be successful in these efforts.