Form 10QSB
period 2008-03-31
Power Smoothie Cafe Franchising Inc.
filed 2008-07-02
CIK 1404750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the Quarter ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                          Commission File No. 000-52723

                      POWER SMOOTHIE CAFE FRANCHISING INC.
                      ------------------------------------
                         (Name of Small Business Issuer)

                    FLORIDA                              45-0501547
                    -------                              ----------
        (State or other jurisdiction of                 (IRS Employer
        Incorporation or Organization)               Identification No.)

          5645 CORAL RIDGE DRIVE #191
            CORAL SPRINGS, FLORIDA                          33076
            ----------------------                          -----
   (Address of principal executive offices)              (Zip Code)

                                  888-818-7693
                                  ------------
              (Registrant's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filings requirements for the past 90 days.
YES [X]   NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES [ ]   NO [X]

There were 10,416,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at March 31, 2008.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.

                                      INDEX

                                 MARCH 31, 2008

                                                                            Page
                                                                            ----

A Note About Forward Looking Statements ....................................   3

Part I.  Financial Information

   Item 1.  Financial Statements

      Balance Sheets as of March 31, 2008 and 2007 (Unaudited) ............. F-1

      Statements of Operations for the Three Months Ended
      March 31, 2008 and March 31, 2007 (Unaudited) ........................ F-2

      Statement of Stockholders' Equity (Deficit) as of March 31, 2008
      (Unaudited) .......................................................... F-3

      Statements of Cash Flows for the Three Months Ended March 31, 2008
      and March 31, 2007 (Unaudited) ....................................... F-4

      Notes to Financial Statements ........................................ F-5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................   4

   Item 3.  Controls and Procedures ........................................   6

Part II. Other Information

   Item 1.  Legal Proceedings ..............................................   7

   Item 1A. Risk Factors ...................................................   7

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....   7

   Item 3.  Defaults Upon Senior Securities ................................   7

   Item 4.  Submission of Matters to a Vote of Security Holders ............   7

   Item 5.  Other Information ..............................................   7

   Item 6.  Exhibits .......................................................   7

                     A NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current expectations. These statements may be identified by their use of words like "plans," "expect," "aim," "believe," "projects," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate, however, we cannot assure you that such expectations will occur.

         Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in the Management's Discussion and Analysis of Plan of Operations. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                                 BALANCE SHEETS
                              AS OF MARCH 31, 2008
                                   (UNAUDITED)

                                                            2008         2007
                                                            ----         ----
ASSETS

CURRENT ASSETS
    Cash .............................................   $   2,373    $   3,029
    Accounts Receivable, Net .........................      11,607       44,419
    Inventory-Store Development ......................      45,000            0
    Notes Receivable .................................     261,686      175,000
    Deferred Income Tax ..............................           0       34,000
                                                         ---------    ---------
  TOTAL CURRENT ASSETS ...............................     320,666      256,488
                                                         ---------    ---------

PROPERTY AND EQUIPMENT, NET ..........................       5,853        4,400
                                                         ---------    ---------

OTHER ASSETS
    Notes Receivable .................................      27,320      204,999
    Security Deposit .................................       2,110        1,599
    Trademarks .......................................       5,000        5,000
                                                         ---------    ---------
  TOTAL OTHER ASSETS .................................      34,430      211,598
                                                         ---------    ---------

TOTAL ASSETS .........................................   $ 360,949      472,446
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accrued Expenses .................................   $ 466,785    $ 223,359
    Deferred Revenue .................................      30,000            0
    Notes Payable - Related Party ....................      28,679       55,498
                                                         ---------    ---------
  TOTAL LIABILITIES ..................................     525,464      278,857
                                                         ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock - 100,000,000 Shares Authorized;
     $.001 Par Value; 10,416,000 and 9,666,000 Shares
     Issued and Outstanding ..........................      10,416        9,666
    Additional Paid-in Capital .......................     585,584      426,334
     Accumulated Deficit .............................    (760,515)    (242,411)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................    (164,515)     193,589
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 360,949      472,446
                                                         =========    =========

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                        2008            2007
                                                        ----            ----

GROSS SALES .....................................   $     32,921    $    285,440

OPERATING EXPENSES ..............................        153,690         203,074
                                                    ------------    ------------

OPERATING INCOME (LOSS) .........................       (120,769)         82,366

OTHER INCOME (EXPENSE)
  INTEREST INCOME ...............................            593               0
                                                    ------------    ------------

NET INCOME (LOSS) BEFORE PROVISION FOR CORPORATE
INCOME TAXES ....................................       (121,362)         82,366

PROVISION FOR CORPORATE INCOME TAXES ............              0          27,500
                                                    ------------    ------------

NET INCOME (LOSS) ...............................   $   (121,362)   $     54,866
                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                      10,416,000       9,666,000
                                                    ============    ============
NET INCOME (LOSS) PER SHARE .....................   $       (.01)   $        .01
                                                    ============    ============

                        POWER SMOOTHIE CAFE FRANCHISING, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 AS OF MARCH 31, 2008
                                     (UNAUDITED)
                                               ADDITIONAL
                          COMMON STOCK          PAID IN     ACCUMULATED
                       SHARES       AMOUNT      CAPITAL       DEFICIT        TOTAL
                     ----------   ----------   ----------   ----------    ----------
Beginning Balance,
January 1, 2007 ..    9,666,000   $    9,666   $  426,334   $ (297,277)   $  138,723

Common Shares
Issued at $.189
per Share ........      450,000          450       84,550            -        85,000

Common Shares
Issued at $.25
per Share ........      300,000          300       74,700            -        75,000

Net (Loss) for the
Year Ended
December 31, 2007             -            -            -     (341,876)     (341,876)

                     ----------   ----------   ----------   ----------    ----------
Ending Balance,
December 31, 2007    10,416,000       10,416      585,584     (639,153)      (43,153)

Net (Loss) for the
Three Months Ended
March 31, 2008 ...            -            -            -     (121,362)     (121,362)

                     ----------   ----------   ----------   ----------    ----------
Ending Balance,
March 31, 2008 ...   10,416,000   $   10,416   $  585,584   $ (760,515)   $ (164,515)
                     ==========   ==========   ==========   ==========    ==========

                                         F-3

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                          2008           2007
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) for the Period ...............     $(121,362)     $  54,866

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
    Depreciation .................................           530            380
  CHANGES IN ASSETS AND LIABILITIES
    (Increase) in Accounts Receivable ............        (8,282)       (21,844)
    (Increase) Decrease in Notes Receivable ......         4,704       (124,999)
    (Increase) in Inventory-Store Development ....       (45,000)             0
    Decrease in Deferred Income Tax ..............             0         27,500
    Increase in Accrued Expenses .................        94,092          4,182
                                                       ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES ............       (75,318)       (59,915)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans from Related Party .....................         2,000         12,000
                                                       ---------      ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ......       (73,318)       (47,915)

CASH AND CASH EQUIVALENTS - BEGINNING ............        75,691         50,944
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS - ENDING ...............     $   2,373      $   3,029
                                                       =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid for Interest .........................     $       0      $       0
                                                       =========      =========
  Cash Paid for Income Taxes .....................     $       0      $       0
                                                       =========      =========

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

                  This summary of significant accounting policies of Power Smoothie Cafe Franchising Inc., a Florida Corporation (the "Company"),0 is presented to assist in understanding the company's financial statements. The financial statements and notes are representations of the company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

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

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         See Note G.

         Advertising Expenses
         --------------------

                  The Company expenses advertising costs as incurred. Amounts received for the advertising fund from franchisees are required to be used for advertising by the Company. Amounts on hand from franchisees that not had yet been used for advertising as of March 31, 2008 and 2007 was $-0-.

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

NOTE B:  NOTES RECEIVABLE
         ----------------

         Notes Receivable at March 31, 2008 were as follows:

         Master Franchise Agreement-PS Initiatives LLC ..    $ 150,000
         Sale of Developed Store-Abdul Bhegani ..........       95,000
         Sale of Area Rep Agreement - J. Cullen .........       44,006
                                                             ---------

                                                               289,006
         Less: current portion ..........................     (261,686)
                                                             ---------
         Long-term ......................................    $  27,320
                                                             =========

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE B:  NOTES RECEIVABLE (CONTINUED)
         ----------------------------

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

                  Management evaluates collectability on a regular basis and sets up reserves for uncollectible amounts when it has determined that some or all of a receivable may be uncollectible. At March 31, 2008 management believes that 100% of the notes receivable principal amounts are collectible.

NOTE C:  PROPERTY AND EQUIPMENT
         ----------------------

                  The Company owns equipment recorded at its cost of $10,054. Depreciation expense for the three months ended March 31, 2008 and 2007 was $530 and $380, respectively.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE D:  ACCRUED EXPENSES
         ----------------

                  Accrued expenses at March 31, 2008 and 2007 include amounts owed for payroll to an officer and director of the Company totalling $369,650 and $174,050, respectively.

NOTE E:  COMMON STOCK
         ------------

                  The Company has 100,000,000 shares of $.001 par value common stock authorized and 10,416,000 and 9,666,000 shares issued and outstanding as of March 31, 2008 and 2007, respectively.

NOTE F:  RELATED PARTY TRANSACTIONS
         --------------------------

                  The Company has received loans from Dorothy Cullen, the mother of the Company's CEO William Cullen, for working capital. The amounts received are unsecured, due on demand, and non-interest bearing. The total due under this note payable to a related party at March 31, 2008 and 2007 was $28,679 and $55,498. During the three months ended March 31, 2008 and 2007, loans to the Company from Ms. Cullen totalled $2,000 and $12,000, respectively.

NOTE G:  REVENUES AND COST OF SALES
         --------------------------

                  Revenues during the three months ended March 31, 2008 and 2007 consisted of the following:

                                                      2008       2007
                                                      ----       ----
         Gross sales of equipment, inventory,
          and supplies to franchisees ...........   $ 14,252   $205,000
         Royalties ..............................      5,640     14,316
         Other ..................................     13,029     66,124
                                                    --------   --------

            Total revenues ......................   $ 32,921   $285,440
                                                    ========   ========

                  As part of its franchise sales process, the Company regularly will sign a lease, build out a store, supply it with inventory, and then sell this store to a franchisee. Revenues from the start-up period and the sale of the store to a franchisee are included above.

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE G:  REVENUES AND COST OF SALES (CONTINUED)
         --------------------------------------

                  The costs related to the start-up of the store are included in "operating expenses" and totalled $3,870 and $83,000 for the three months ended March 31, 2008 and 2007. Costs related to the start-up of a store prior to it being sold, including store build-out, equipment and improvements, and inventory are capitalized when incurred and then expensed when the store is sold to a franchisee.

NOTE H:  INCOME TAXES
         ------------

                  For the periods ended March 31, 2008, the Company has incurred cumulative net losses and, therefore, has no tax liability. The cumulative net operating loss carry-forward is approximately $379,000 at March 31, 2008, and will expire in various amounts through the year 2028. The cumulative net operating loss carry-forward for income tax purposes differs from the cumulative financial statement loss due to timing differences between book and tax reporting.

                  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2008 and 2007:

                                                    2008         2007
                                                    ----         ----
         Deferred tax asset attributable to:
            Net operating loss carryover .....   $ 129,000    $  34,000
            Valuation allowance ..............    (129,000)           0
                                                 ---------    ---------
               Net deferred tax asset ........   $       0    $  34,000
                                                 =========    =========

NOTE I:  FRANCHISES IN OPERATION
         -----------------------

                  The franchise activity for the three months ended March 31, 2008 and 2007:

                                                    2008         2007
                                                    ----         ----
         Operating at beginning of year ........       7           12
         Franchises opened .....................     -0-          -0-
         Franchises closed .....................     -0-          -0-
                                                    ----         ----
         Operating at March 31 .................       7           12
                                                    ====         ====

                      POWER SMOOTHIE CAFE FRANCHISING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE J:  RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

                  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE K:  OPERATING LEASE
         ---------------

                  The company was a party to a 60 month lease for office space at March 31, 2007 that had an expiration date of November 30, 2011 and which required monthly rental payments totalling $5,740 per month during the first twelve months with an annual percentage increase. The Company moved out of its rented space on January 1, 2008 and has no further liability under the lease.

                  The Company had signed a sub-lease with a tenant under a "Supply and Distribution Agreement" which requires the tenant to pay the Company $4,500 per month in advance on the first day of every month for use of the warehouse space in the facility the Company occupied. The rental rate was to increase by 4% each year. The term of the rental was 10 years and the Agreement contained a renewal clause. Amounts received under this sub-lease were recorded as a reduction in the Company's lease expense. For the three months ended March 31, 2007 total rent expense was $17,975 and rent received under the sub-lease was $13,500.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. In some cases, you can identify forward-looking statements by terminology, such as "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate," "forecast" and similar expressions (or the negative of such expressions.) Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, legal counsel, and current competitive conditions. As a result, these statements are subject to various risks and uncertainties.

POWER SMOOTHIE OVERVIEW

         Power Smoothie Cafe Franchising, Inc. (the "Company" or "we") was incorporated in Florida on October 21, 2002 as Power Smoothie Cafe Franchising, Inc.

         We provide worldwide franchise opportunities in relation to the establishment and operation of a quick service restaurant franchised business that serves a diversified menu including smoothies, wraps, salads, and sandwiches. The Company provides technical assistance in the establishment, business management and products within the framework of a franchise agreement. The Company's year-end is December 31st,

         We currently have 7 franchised locations in operations all within Florida and are expecting to open 4 locations in Texas in 2008. We also expect to open our first company-owned store in 2008. We do not operate any company-owned stores at this time.

         Our goal is to capitalize on the success of our existing stores with a new national franchisee program that will help us expand the Power Smoothie name into new domestic markets. Each of our store locations will continue to focus on our core business concepts: consistently providing freshly prepared local foods in a quick service and casual atmosphere. We have entered into an agreement with an outsourced distributor (www.cheneybrothers.com) for the delivery of all products to all of our franchisees. We derive income from sales of master franchise agreements, fees based on gross sales in franchised stores, and mark-up of product delivered to our franchised retail stores.

         The results of operations section below reflects the operating results of the Company for the period ended March 31, 2008 and for the period ended March 31, 2007.

RESULTS OF OPERATIONS - 3 MONTH PERIOD ENDED MARCH 31, 2008

         For the three months ended March 31, 2008, the Company experienced a net loss of $121,362 as compared net income for the three months ended March 31, 2007 in the amount of $54,866. The decrease in net income was primarily attributable to a decrease in Sales. The Company's total assets at March 31, 2008 were $360,949 compared to total assets of $472,446 at March 31, 2007. A decrease in Notes Receivable was the primary contributor to the decrease in assets.

REVENUES

         The Company's total operating revenues were $32,921 for the three month period ended March 31, 2008 and total revenues were $285,440 for the three month period ended March 31, 2007. The Company recognizes revenues in three primary areas: Sales of supplies to franchisees, sales of master franchise agreements, and Royalty fees. For the three month period ended March 31, 2008, the Company recognized revenues in those areas of $14,252, $13,029, and $5,640, respectively. For the three month period ended March 31, 2008, the Company had revenues in those areas in the amount of $205,000, $61,124, and $14,316, respectively.

The number of franchise locations as of March 31, 2008 was 7.

EXPENSES

         For the three month period ended March 31, 2008, the Company had operating expenses of $153,690, and operating expenses for three month period ended March 31, 2007 were $203,074. As part of its franchise sales process, the Company regularly will sign a lease, build out a store, supply it with inventory, and then sell this store to a franchisee. The costs related to the start-up of the store are included in "operating expenses" and totalled $3,870 and $83,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. Costs related to the start-up of a store prior to it being sold, including store build-out, equipment and improvements, and inventory are capitalized when incurred and then expensed when the store is sold to a franchisee.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position as of March 31, 2008 was $2,373, compared to $3,029 on March 31, 2007. For the three month period ended March 31, 2008, the Company's operations had a net loss of $121,362.

         As of March 31, 2008, the Company had a working capital deficit in the amount of $204,798 compared to a deficit in the amount of $22,369 as of March 31, 2007. The deficit increase is due, in part, on the increase in accrued expenses.

         The Company has no material commitments for capital expenditures.

         We presently have no other alternative source of operating capital. We may not have sufficient capital to fund the expansion of our operations and to provide capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and to grow our company. We do not have any firm commitments for any additional capita, and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations if we do not raise significant additional working capital, in which even investors could lose their entire investment in us.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements at March 31, 2008.

ITEM 3.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

         Management has evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)), as required by paragraph (b) of Exchange Act Rules 13a-15 as of the end of the period covered by this quarterly report. Because the Company was unable to submit this quarterly report in a timely manner, our chief executive officer and our chief financial officer, as applicable, have concluded that based on such evaluation, the Company's disclosure controls and procedures were not effective as of March 31, 2008.

MANAGEMENT'S REMEDIATION PLANS

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

CRITICAL ACCOUNTING POLICIES

         There was no change in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

         In the notes to the consolidated financial statements for the quarter ended March 31, 2008 included in the Company's Form 10-QSB, the Company discussed accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

         The risk factors included in the Company's Form 10-SB/A filed on September 10, 2007 have not materially changed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the period ended March 31, 2008, the Company did not issue any shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

31.1 Certification of Chief Executive Officer and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1 Certification of Chief Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June, 2008.

                                    POWER SMOOTHIE CAFE FRANCHISING, INC.

                                    By: /s/ WILLIAM CULLEN
                                        ------------------
                                        WILLIAM CULLEN
                                        CHIEF EXECUTIVE OFFICER, PRESIDENT,
                                        AND CHIEF FINANCIAL OFFICER